Form 10-Q
period 1997-09-30
BRASS EAGLE INC
filed 1998-01-08
CIK 1046112

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                              FORM 10-Q


    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   ---    SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
          PERIOD ENDED SEPTEMBER 30, 1997

                                 OR


          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

                     Commission File Number 0-23385

                            BRASS EAGLE INC.
        (Exact name of registrant as specified in its charter)

             Delaware                              71-0578572
   (State or other jurisdiction of               I.R.S. Employer
    incorporation or organization)            Identification Number


             1203A North Sixth Street, Rogers, Arkansas 72756
           (Address of principal executive offices) (zip code)

                             501-621-4390
           (Registrant's telephone number, including area code)

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to
file such reports) Yes   X     No   ____;  and  (2) has  been
subject to such filing requirements for the past 90 days.
Yes ___  No  X

The number of shares of the Registrant's Common Stock, $0.01 par value, outstanding as of December 8, 1997, was 7,225,121.

                      BRASS EAGLE INC.

                          FORM 10-Q

              QUARTER ENDED SEPTEMBER 30, 1997

                            INDEX


                                                                 Page
                                                                 ----
Part I:   Financial Information

          Item 1.  Condensed Financial Statements

                   Condensed Balance Sheets as of
                   September 30, 1997 (unaudited), Pro
                   Forma September 30, 1997 (unaudited)
                   and December 31, 1996   ..................      1

                   Condensed Statements of Operations for the
                   Three and Nine Months ended September 30,
                   1997 (unaudited), and September 30, 1996
                   (unaudited)  .............................      2

                   Condensed Statements of Cash Flows for the
                   Three and Nine Months Ended September 30,
                   1997 (unaudited), and September 30, 1996
                   (unaudited)  ..............................      3

                   Notes to Condensed Financial Statements ...     4-7

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations.................................     8-12

Part II:  Other Information

          Item 1.  Legal Proceedings .........................      13

          Item 2.  Changes in Securities and Use of Proceeds ..     13

          Item 4.  Submission of Matters to a Vote of Security
                   Holders .....................................    15

          Item 6.  Exhibits and Reports on Form 8-K  ...........    15

 Signatures ....................................................    17

                      CONDENSED BALANCE SHEETS
                  (In thousands except share data)


                                               Pro Forma
                              September 30,  September 30,  December 31,
                                   1997           1997          1996
                                   ----           ----          ----
                               (unaudited)    (unaudited)
       ASSETS
Current assets
  Cash                           $    8         $ 14,433      $   -
  Accounts receivable - less
    allowance for doubtful
    accounts of $52 in 1996       9,870            9,870        3,656
    and 1997
  Inventories                     4,157            4,157        1,195
  Prepaid expenses and other
    current assets                1,274            1,274          462
                                 ------           ------       ------
      Total current asset        15,309           29,734        5,313

Property and equipment, net       1,351            1,351        1,070
Other assets
   Intangible assets, net         2,717            2,717        2,886
   Other                             85               12           -
                                 ------           ------       ------
     Total other assets           2,802            2,729        2,886
                                  -----            -----        -----
                               $ 19,462         $ 33,814      $ 9,269
                               ========          =======      =======

LIABILITIES AND STOCKHOLDERS'
  EQUITY
   Current liabilities
      Current maturities of
      long-term debt           $ 1,358          $   858       $ 1,151
   Accounts payable and
   accrued expenses              6,515            6,442         1,544
  Intercompany debt              6,390              -           3,352
                                ------           ------        ------
    Total current liabilities   14,263            7,300         6,047

Long-term debt, less current
   maturities                    1,414              414         1,892
Deferred income taxes              286              286           200
Stockholders' equity
  Common stock, $.01 par
  value, 10,000,000 shares
  authorized, 7,225,121 issued
  and outstanding                  -                 72           -
  Additional paid-in capital       298           25,742           -
  Divisional retained earnings   3,201              -           1,130
                                ------           ------        ------
                                 3,499           25,814         1,130
                                ------           ------        ------
                              $ 19,462         $ 33,814       $ 9,269
                              ========         ========       =======

          See accompanying notes to condensed financial statements.

                            BRASS EAGLE INC.


                  CONDENSED STATEMENTS OF OPERATIONS
            (In thousands except share and per share data)


                             Three Months Ended       Nine Months Ended
                                September 30,           September 30,
                              -----------------      ----------------
                              1996        1997        1996         1997
                              ----        ----        ----         ----
                                 (unaudited)             (unaudited)

Net sales                   $  3,637    $  9,909    $  8,428    $ 21,814
Cost of sales                  2,534       6,645       5,859      14,639
                              ------      ------      ------     -------
Gross profit                   1,103       3,264       2,569       7,175

Operating expenses               611       1,665       1,732       3,638
Operating income                 492       1,599         837       3,537

Interest expense                  83          58         250         181
Income before income taxes       409       1,541         587       3,356

Provision for income taxes       157         590         225       1,285

Net income                   $   252    $    951     $   362    $  2,071
                             =======    ========     =======    ========

Net income per share                    $    .18                $    .39
Number of shares used to
  compute net income per
  share                                5,354,665               5,357,796

Pro forma statement of
  operations data (unaudited)

Pro forma net income                    $    979                $  2,175
                                        ========                 =======

Pro forma net income per share          $    .13                $    .28
                                        ========                =========

Pro forma number of shares used
  to compute pro forma net income
  per share                            7,652,824                7,655,955
                                       =========                =========

          See accompanying notes to condensed financial statements.

                               BRASS EAGLE INC.


                     CONDENSED STATEMENTS OF CASH FLOWS
                                (In thousands)


                                     Three Months Ended     Nine Months Ended
                                        September 30,          September 30,
                                      -----------------     -----------------
                                         1996    1997         1996    1997
                                         ----    ----         ----    ----
                                         (unaudited)           (unaudited)

Cash flows from operating
 activities
   Net income                         $   252   $  951       $  362   $  2,071
   Adjustments to reconcile
     net income to net cash
     from operating activities
       Deferred income taxes               22       65           97        (96)
       Depreciation and amortization      101      233          312        556
       Provision for doubtful accounts     -        -            32         -
       Stock option compensation
         expense                           -       298           -         298
       Changes in assets and
         liabilities
           Accounts receivable           (493)  (5,163)      (1,222)    (6,214)
           Inventories                    184   (1,687)        (354)    (2,962)
           Prepaid expenses and
             other assets                 (36)    (384)         (66)      (715)
           Accounts payable and
             accrued expenses             304    2,191        1,110      4,971
               Net cash provided by
                 (used in) operating
                  activities              334   (3,496)         271     (2,091)

Cash flows from investing
  activities
    Purchases of property and
      equipment                            (5)    (197)        (120)      (668)
         Net cash used in                 -----   -----        -----      -----
          investing activities             (5)    (197)        (120)      (668)


Cash flows from financing activities
  Proceeds (payments) on long-term
    debt                                    -      -           (199)      (271)
  Net proceeds (payments) on
   inter-company debt                    (329)   3,701           48      3,038
                                         -----   -----         -----     -----
      Net cash provided by (used
        in) financing activities         (329)   3,701         (151)     2,767
                                         -----   -----         -----     -----

Net change in cash

Cash at beginning of period                -       -              -         -
                                        ------  ------         ------    -----
Cash at end of period                   $  -    $    8        $   -     $    8
                                        ======  ======         ======    =====

Supplemental disclosures of cash
  flow information
    Cash paid during the year
       Interest                         $  38   $  135       $  114     $  199



           See accompanying notes to condensed financial statements.

                          BRASS EAGLE INC.

               Notes to Condensed Financial Statements
      (All information for the three months and nine months ended
                September 30, 1997 and 1996 is unaudited)




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies and practices followed by the Company are as follows:

Description of Business: Brass Eagle Inc. (the "Company" or "Brass Eagle") is a leading manufacturer of paintball guns and other paintball products and was a division of Daisy Manufacturing Company, Inc. ("Daisy") until the reorganization described below. The Company sells its products through both foreign and major national domestic retailers. The financial statements have been prepared using certain estimates and allocations (see below) and include only the accounts of Brass Eagle, the paintball division of Daisy.

Reorganization: Concurrently with the consummation of the initial public offering (the Offering) of common stock on November 26, 1997, Daisy effected a corporate reorganization (the "Reorganization"). In preparation for the Reorganization, Brass Eagle Inc., a wholly-owned subsidiary of Daisy, was merged into Daisy which changed its name to Brass Eagle Inc. On November 24, 1997, the Company transferred all of its non-paintball related assets, operations, and liabilities to a newly created subsidiary, Daisy Manufacturing Company, a Delaware corporation ("New Daisy"), retaining only its paintball related assets, operations, and liabilities. The Company then distributed all of the issued and outstanding common stock of New Daisy to the Company's existing stockholders in a spin-off transaction described under Section 355 of the Internal Revenue Code of 1986, as amended, and a majority of the Company's common and preferred shareholders adopted a Restated Certificate of Incorporation which, among other things, increased the authorized capital stock of the Company to 10 million shares of common stock and eliminated the authorization for shares of preferred stock, whereupon the outstanding shares of the Company's preferred stock were canceled without consideration. New Daisy has agreed to indemnify and hold harmless the Company and its directors, officers, employees, and shareholders from and against all liabilities and obligations arising with respect to the Company's non-paintball related operations. In addition, the Company has agreed to indemnify and hold harmless New Daisy and its directors, officers, employees, and shareholders from and against all liabilities and obligations arising with respect to the paintball related operations.

Interim Results (unaudited): The accompanying balance sheet at September 30, 1997 and the statements of operations and cash flows for the three- and nine-month periods ended
September 30, 1996 and 1997 are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the results of the interim periods. The data disclosed in these notes to the financial statements for those interim periods are also unaudited. The results of operations for the nine-month period ended September 30, 1997 are not necessarily indicative of the results expected for the full calendar year. Because all of the disclosures required by generally accepted accounting principles are not included, these interim statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Registration Statement on Form S-1 (File No. 333-36179).

NOTE  1   -  SUMMARY   OF  SIGNIFICANT  ACCOUNTING   POLICIES
(Continued)

Allocations and Use of Estimates: During the three- and nine-month periods ended September 30, 1996 and 1997 and the year ended December 31, 1996, Brass Eagle shared operational and administrative facilities with Daisy. As a result, certain manufacturing, selling, and administrative expenses had to be allocated from Daisy to Brass Eagle. Allocations were based on various activities including quantity of inventory produced, quantity of inventory received, number of shipments, headcount, and estimates of time spent on Brass Eagle's paintball related operations. Management believes that these allocations are based on a reasonable method. Sales, returns, material cost, and direct labor cost were not allocated because they could be specifically identified to Brass Eagle.

Management must make estimates and assumptions in preparing financial statements that affect the amounts reported therein and the disclosures provided. These estimates, allocations, and assumptions may change in the future and future results could differ.

Weighted Average Common Shares Outstanding: As discussed above, the Company completed a reorganization prior to the initial public offering. Accordingly, the historical presentation of net income per common share is based on the shares outstanding prior to the offering, the weighted average outstanding stock options and the number of shares to be issued in the offering whose proceeds will be used to pay the divisional equity to Daisy as if all shares had been outstanding during all periods presented.

Pro Forma Information (unaudited): The pro forma balance sheet reflects adjustments to give effect as of September 30, 1997 to events occurring in November 1997 in conjunction with the reorganization described above including (i) recording the distribution of divisional equity;
(ii) receipt of the net proceeds of approximately $25.8 million from the Offering, net of underwriting discounts and estimated offering expenses; (iii) payment of the distribution of divisional equity from the proceeds of the Offering; (iv) repayment of certain indebtedness outstanding under Daisy's credit facility which has been specifically allocated to the Company; (v) repayment of certain intercompany indebtedness owed to Daisy; and (vi) providing working capital and funding for other general corporate purposes as if the Offering had occurred on September 30, 1997.

Pro forma net income has been computed by adjusting historical net income for the three- and nine-month periods ended September 30, 1997 to give effect to repayment of the $1.5 million term debt specifically allocated to Brass Eagle and the elimination of interest expense, net of tax, with respect thereto, as if the Offering had occurred at the beginning of each period presented.

NOTE  1   -  SUMMARY   OF  SIGNIFICANT  ACCOUNTING   POLICIES
(Continued)

Pro forma net income per common and common equivalent share (unaudited) for the nine- month and three-month periods ended September 30, 1997, have been computed by dividing pro forma net income by the weighted average number of common and common equivalent shares outstanding (using the treasury stock method and the initial public offering price) after giving retroactive effect to (i) a change in the number of outstanding shares effected by the Reorganization and the Offering and (ii) common stock options issued during the twelve-month period preceding the Offering computed under the treasury stock method.

NOTE 2 - INVENTORIES

Inventories consist of the following components (in thousands:


                                             Pro Forma
                          September 30,    September 30,    December 31,
                              1997             1997             1996
                           -----------      -----------     -----------
                           (unaudited)      (unaudited)

Finished Goods              $2,950             $2,950        $   437
Raw Materials                1,207              1,207            758
                            ------             ------         ------
                            $4,157             $4,157         $1,195
                            ======             ======         ======


NOTE 3 - SUBSEQUENT EVENTS

Initial Public Offering: On November 26, 1997, the Company completed its initial public offering of its common stock.
In connection with the Offering, the Company issued 2,275,000 shares of stock and received net proceeds of approximately $22,323,250, net of underwriting discounts and offering expenses. On December 3, 1997, the Company sold an additional 341,250 shares which had been reserved for the underwriting over-allotment and received net proceeds of $3,490,987, net of underwriting discounts.

Stock Option and Purchase Plans: Stock Option Plan: The Company has adopted the 1997 Stock Option Plan which became effective November 26, 1997. The Plan provides for the granting to the Company's executive officers and other key employees and consultants of incentive stock options and non-qualified stock options to purchase an aggregate of up to 430,000 shares of the common stock. 163,350 and 15,520 options were granted under the Plan on November 26 and December 1, 1997, respectively.

Employee Stock Purchase Plan: The Company has adopted the Employee Stock Purchase Plan (the Purchase Plan ) which became effective December 1, 1997. The Purchase Plan covers an aggregate of 70,000 shares of common stock and is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code.

Tax Allocation Agreement: The Company and New Daisy entered into a Tax Allocation Agreement effective as of November 24, 1997. The Tax Allocation Agreement provides generally that the Company and New Daisy shall compute their separate federal and state tax liabilities as if they had always filed separate returns for each taxable period. The Company and New Daisy have agreed to reimburse each other for any reduction or increase in tax obligation caused by the use of tax attributes allocable to the other.

Administrative  Services  Agreement:    The Company  and  New
Daisy entered into an administrative services agreement effective as of November 24, 1997 (the "Administrative Agreement"). Pursuant to the Administrative Agreement, New Daisy will provide the Company with certain legal, administrative, warehousing, shipping, and computer information services through December 31, 1998 for $37,598 monthly. Unless terminated by prior written notice, the Administrative Agreement is automatically renewed annually for three years. The Administrative Agreement is terminable, in whole or in part, without penalty, by agreement of the parties if such services are no longer required. The Company anticipates terminating the Administrative Agreement with respect to all services except legal and computer information services prior to December 31, 1998. The Company believes that the terms of the Administrative Agreement are no less favorable than those that could have been obtained from disinterested third parties.

Retirement  Income  Plan:    The  Company  has  approved  the
establishment of the Brass Eagle Retirement Income Plan and the spin-off of the assets equal to the liabilities of the Daisy Manufacturing Company Retirement Plan attributable to Brass Eagle employees to the Brass Eagle Retirement Income
Plan effective in 1998.   In addition,  the  Company's Board
of Directors has authorized the ceasing of benefit accruals under the current plan as of the end of the Plan year ending December 31, 1997. All active Brass Eagle participants shall be considered fully vested as of December 31, 1997. When the spin-off described above occurs in 1998, the Brass Eagle Income Retirement Plan will be fully funded and, accordingly, Management does not expect the curtailment of benefits to significantly impact the Company's financial position or results of operations.

Post-Retirement   Other  Than  Pension:     The  Company  has
approved  the spin-off  of the  Retiree  Medical Plan  to New
Daisy.   Because no employees of  the Company  are eligible for
benefits under the Retiree Medical Plan, the Company has no obligations thereunder.

                             BRASS EAGLE INC.


PART I:  FINANCIAL INFORMATION

Item 2. -  Management's Discussion and Analysis of  Financial
           Condition and Results of Operations

Private Securities Litigation Reform Act Safe Harbor Statement. In addition to historical information, this Management's Discussion and Analysis includes certain forward-looking statements regarding events and financial trends which may affect the Company's future operating results and financial position. Such statements are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially. Factors that could cause or contribute to such differences include those discussed below. These and other risks and uncertainties related to the business are described in detail in the Company's Registration Statement on Form S-1 (File No. 333-36179) under the heading "Risk Factors" as well as generally throughout the prospectus. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release
the  result  of  any  revisions  to   these  forward-looking
statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

General

Brass Eagle Inc. ("Brass Eagle" or the "Company") sells paintball guns and a full line of paintball-related accessories, including paintballs, facemasks, and refillable CO2 cartridges. Approximately 80% of the Company's sales are to national and regional mass merchandisers, such as Kmart, Wal*Mart, and Meijer and major sporting goods retailers, such as The Sports Authority, Dick's Sporting Goods, and Jumbo Sports. Brass Eagle products are currently the only paintball products sold through Kmart and Wal*Mart and through most major sporting goods chains. The Company's products are also sold through sporting goods distributors, specialty distributors of paintball products, and paintball specialty shops.

As a result of the corporate reorganization effected in November 1997, the Company separated its paintball related assets, operations, and liabilities from its nonpaintball related assets, operations, and liabilities. See Notes 1 and 3 of the Notes to Financial Statements.

For the year ended December 31, 1996, and the three- and nine-month periods ended September 30, 1997, Brass Eagle shared operational and administrative facilities with Daisy Manufacturing Company, Inc. ("Daisy"). As a result, certain manufacturing, selling, and administrative expenses had to be allocated from Daisy to Brass Eagle. Allocations were based on various activities including quantity of inventory produced, quantity of inventory received, number of shipments, headcount, and estimates of time spent on Brass Eagle's paintball related operations. Sales, returns, material cost, and direct labor cost were not allocated because they could be specifically identified to Brass
Eagle. Management must make estimates and assumptions in preparing financial statements that affect the amounts reported therein and the disclosures provided. The Company believes that all allocations made were reasonable and that any errors in the historical allocations would not have a material adverse effect on the Company and its prospects. However, there can be no assurance that these historical allocations reflect the costs the Company will incur as an independent entity in the future.

                         BRASS EAGLE INC.


Results of Operations

The  following  table   sets  forth  operations data as a
percentage of sales for the periods indicated.

                              Three Months Ended      Nine Months Ended
                                 September 30,           September 30,
                               -----------------       -----------------
                               1996         1997      1996          1997
                               ----         ----      ----          ----

Sales                         100.0%        100.0%    100.0%       100.0%
Cost of sales                  69.7%         67.1%     69.5%        67.1%
Gross margin                   30.3%         32.9%     30.5%        32.9%
Operating expenses             16.8%         16.8%     20.6%        16.7%
Operating income               13.5%         16.1%      9.9%        16.2%
Net income                      6.9%          9.6%      4.3%         9.5%


Three  Months Ended  September  30,  1997 Compared  to  Three Months
  Ended September 30, 1996

Sales. Sales increased by 175.0% to $9.9 million for the three months ended September 30, 1997 compared to $3.6 million in the three months ended September 30, 1996. The increase in sales was primarily due to higher unit volume of all products. Domestic sales increased by 227.6% to $9.5 million (or 96.2% of sales) in the three months ended September 30, 1997 from $2.9 million (or 78.9% of sales) in the three months ended September 30, 1996. International sales decreased by 51.8% to $373,000 (or 3.8% of sales) in the three months ended September 30, 1997 from $774,000 (or
21.1% of sales) in the three months ended September 30, 1996, principally due to the heavy initial stocking orders of a new distributor in Europe in 1996.

Gross margin. Gross margin (gross profit as a percentage of net sales) increased to 32.9% for the three months ended September 30, 1997 compared to 30.3% for the three months ended September 30, 1996 principally due to raw materials purchasing and manufacturing spending efficiencies.

Operating expenses. Operating expenses increased by 178.2% to $1.7 million in the three months ended September 30, 1997 compared to $611,000 in the three months ended September 30, 1996 due to selling and marketing expense increases and compensation expense associated with options granted, and remained consistent as a percentage of sales at approximately 16.8% in both periods.

                        BRASS EAGLE INC.


Operating income. Operating income increased by 225.2% to $1.6 million in the three months ended September 30, 1997 compared to $492,000 in the three months ended September 30, 1996. The increase was primarily due to higher unit sales volume.

Interest expense. The Company incurred interest expense of $58,000 in the three months ended September 30, 1997 compared to $83,000 in the three months ended September 30, 1996. The decrease was primarily due to the scheduled debt payments reducing outstanding borrowings.

                           BRASS EAGLE INC.

Income tax rate. The Company's effective federal and state income tax rate was 38.3% based upon tax expenses allocated on a separate return basis in the three months ended
September 30, 1997 and 1996.

Nine Months Ended September 30, 1997 Compared to Nine Months
Ended September 30, 1996

Sales. Sales increased by 159.5% to $21.8 million for the first nine months of 1997 compared to $8.4 million in the first nine months of 1996. The increase in sales was primarily due to higher unit volume of all products.
Domestic sales increased by 187.1% to $20.1 million (or
92.2% of sales) in the first nine months of 1997 from $7.0 million (or 83.3% of sales) in the first nine months of 1996. International sales increased by 21.4% to $1.7 million (or 7.8% of sales) in the first nine months of 1997 from $1.4 million (or 16.7% of sales) in the first nine months of 1996, principally due to the addition of a new distributor in Europe in 1996.

Gross margin. Gross margin (gross profit as a percentage of net sales) increased to 32.9% for the first nine months of 1997 compared to 30.5% for the first nine months of 1996 principally due to raw materials purchasing and manufacturing spending efficiencies.

Operating expenses. Operating expenses increased by 111.8% to $3.6 million in the first nine months of 1997 compared to $1.7 million in the first nine months of 1996 due to selling and marketing expense increases and compensation expense associated with options granted, but decreased as a percentage of sales from 20.6% to 16.7%. The decrease in operating expenses as a percent of sales was primarily the result of certain fixed expenses being allocated over an increased sales base.

Operating income. Operating income increased by 318.2% to $3.5 million in the first nine months of 1997 compared to $837,000 in the first nine months of 1996. The increase was primarily due to higher unit sales volume.

Interest expense. The Company incurred interest expense of $181,000 in the first nine months of 1997 compared to $250,000 in the first nine months of 1996. The decrease was primarily due to the scheduled debt payments reducing outstanding borrowings

                          BRASS EAGLE INC.


Income tax rate. The Company's effective federal and state income tax rate was 38.3% based upon tax expenses allocated on a separate return basis in the first nine months ended
September 30, 1997 and 1996.

                           BRASS EAGLE INC.


Liquidity and Capital Resources

The Company requires capital to finance increases in inventory and receivables resulting from the rapid growth of its business. During the past two years, the Company has satisfied its operating cash needs through intercompany borrowings from Daisy.

Net cash used in operating activities for the nine months ended September 30, 1997 was $2.1 million, which consisted primarily of net income of $2.1 million, depreciation and amortization expense of $556,000, stock option compensation expense of $298,000, less increases in accounts receivable of $6.2 million and inventory of $3.0 million and an increase in accounts payable and accrued expenses over prepaid expenses of $4.3 million.

Net cash used in investing activities was $668,000 for the nine months ended September 30, 1997, which consisted of purchases of property, equipment, and other assets. The Company does not have any capital commitments for the next 12 months but expects to spend approximately $1.0 million during that period for the following: plant and facilities, a distribution center, product development, and increased production capacity. The Company has upgraded its business enterprise system to a version that is year 2000 compliant and does not anticipate any significant cost to be incurred related to year 2000 compliance issues.

Net cash provided by financing activities was $2.8 million in the nine months ended September 30, 1997, which consisted of a $271,000 reduction of long-term debt and a $3.0 million reduction of the intercompany borrowings from Daisy.

As of September 30, 1997, the Company had existing debt specifically allocated from the Daisy credit facility of $1.5 million, which matures in January 1998 and bears interest at LIBOR plus 2.5%, and an additional non-interest-bearing term debt with a remaining face value of $1.4 million. The $1.4 million term note was discounted at 8.4% which was the Company's incremental borrowing rate as of October 1, 1995, the date of inception of the note. The present value of the note outstanding at September 30, 1997 was $1.2 million. The face value of the note is payable in three installments of $650,000, $350,000, and $395,000, on
October 3, 1997, January 31, 1998, and October 3, 1998, respectively. The Daisy credit facility is secured by all personal and intangible properties of Daisy and Brass Eagle.

                           BRASS EAGLE INC.


On November 7, 1997, Daisy notified the bank that as of September 30, 1997, Daisy was in default of a loan covenant. On November 17, 1997, the bank waived the event of default. The bank will release its security interest in the personal and intangible properties of Brass Eagle upon repayment of the intercompany debt and the credit facility term loan specifically allocated to Brass Eagle. The non-interest-bearing term debt is secured by certain of the Company's assets.

At September 30, 1997, the Company had working capital of $1.0 million, including a balance due to Daisy of $6.4 million of non-interest-bearing intercompany borrowings. Although the Company has contacted financial institutions regarding a new credit facility, the Company has not entered into any letter of intent or other agreements relating to such facility. The Company has paid the intercompany borrowings from Daisy with the proceeds from the Offering.

                         BRASS EAGLE INC.

The Company believes that funds generated from operations, together with the net proceeds of the Offering and borrowings under contemplated future credit facilities, will be adequate to meet its anticipated cash requirements for at least the next 18 months. The Company may, when and if the opportunity arises, acquire other businesses involved in activities or having product lines that are compatible with those of the Company or pursue the vertical integration of production capabilities for one or more of the Company's products which are currently purchased from third parties. The capital expenditures which would be associated with any such activities that may occur in the future would be funded with available proceeds from the Offering, borrowings under contemplated future credit facilities, working capital or a combination of such sources.

                        BRASS EAGLE INC.


PART II:  OTHER INFORMATION

Item 1.    Legal Proceedings.

As reported in the Company's Registration Statement on Form S-1 (File No. 333-36179), the Company, Daisy and certain other entities and individuals, including certain of the Company's distributors, were named as defendants in an action filed by Powerball, Inc., d/b/a TASO ( TASO ) in Los Angeles County, California Superior Court, Central District (Case No. BC181097) on November 12, 1997, seeking approximately $1.5 million in statutorily trebled damages (based on compensatory damages of approximately $500,000), $10.0 million in punitive damages, and temporary and permanent injunctive relief. TASO, which is one of the Company's distributors, alleged that the Company and the other defendants engaged in unlawful secret and discriminatory pricing practices in violation of California law. Although the Company has not yet formally answered this claim, based upon advice of counsel, it believes that the claim is without merit and that it will be resolved without any material cost or material adverse effect on the Company and its prospects.

Item 2.  Changes in Securities and Use of Proceeds

(d)  Use of Proceeds Information:

Subsequent to the period covered by this report, the Company effected an initial public offering (the "Offering") of its Common Stock, par value $.01 per share, pursuant to a Registration Statement on Form S-1 (File No. 333-36179) that was declared effective by the Securities and Exchange Commission on November 25, 1997. The Offering commenced on November 26, 1997. The initial closing of the Offering occurred on December 2, 1997 with respect to 2,275,000 shares of Common Stock offered by the Company. A subsequent closing occurred on December 8, 1997 with respect to an additional 341,250 shares of common stock which had been reserved for over-allotments. The managing underwriters of the Offering were McDonald and Company Securities, Inc. and Dain Bosworth Incorporated.

The following table summarizes the number of shares of common stock and aggregate offering price of the shares registered for the account of the Company and the amount and aggregate offering price sold through the date of this report:

                           BRASS EAGLE INC.


                      For the Account of the Company
          ------------------------------------------------------
                        Aggregate
                     Offering Price                    Aggregate
           Amount       of Amount                   Offering Price of
         Registered    Registered     Amount Sold      Amount Sold
         ----------    ------------   -----------    ---------------

         2,616,250     $28,778,750     2,616,250      $28,778,750



Changes in Securities and Use of Proceeds (Continued)

The following table summarizes the gross proceeds to the Company, the expenses incurred for the Company's account, and the net proceeds to the Company in connection with the issuance and distribution of common stock by the Company in the Offering:

     Gross proceeds:                                      $28,778,750
                                                          -----------

     Underwriting discounts and commissions:                2,014,513
     Finders' fees:                                                 0
     Expenses paid to or for underwriters:                    100,000
     Other expenses:                                          850,000 (E)
                                                          -----------

     Total expenses:                                        2,964,513 (E)
                                                          -----------
     Net proceeds:                                        $25,814,237 (E)
                                                          ===========

---------------------
(E)  Estimated


The following table summarizes the amounts of net Offering
proceeds to the Company used for the purposes listed,
through the date of this report:
                                                                  Amount
                                                                -----------
     Funding distribution of divisional equity to Daisy:        $10,341,538
     Construction of plant, building and facilities:                      0
     Purchase and installation of machinery and equipment:                0
     Purchases of real estate:                                            0
     Acquisition of other businesses:                                     0
     Repayment of indebtedness:                                   1,500,000
     Working capital:                                             1,272,699
     Temporary investments:                                      12,700,000

                           BRASS EAGLE INC.


Item 4.   Submission  of Matters  to a  Vote of Security Holders

     During the period covered by this Report, the following actions were taken by holders of securities of the Company:

          (A) On September 4, 1997, a majority of the holders of the outstanding shares of the equity securities of Daisy Manufacturing Company, Inc. ( Daisy ), acting informally without a meeting, approved (i) the merger of its wholly owned subsidiary, Brass Eagle Inc., into Daisy, (ii) the change of Daisy's name to Brass Eagle Inc. and
          (iii) the formation of a new subsidiary of the Company to facilitate the proposed reorganization the Company.

          (B) On November 20, 1997, a majority of the holders of the outstanding shares of the equity securities of the Company, acting informally without a meeting, approved the adoption of the Company's Restated Certificate of Incorporation and the adoption of the Company's Employee Stock Purchase Plan and 1997 Stock Option Plan.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:


Exhibit
Number        Description of Document
------        -----------------------
3(i)          Restated Certificate of Incorporation dated
              November 20, 1997

3(ii)         By-Laws effective November 20, 1997

4             Specimen Common  Stock Certificate (Exhibit 4(1) to
              Registration Statement Registration No. 333-36179)

10(i) Assignment, Assumption and Indemnification Agreement effective as of November 24, 1997 between Brass
              Eagle Inc.  and Daisy Manufacturing Company

                     BRASS EAGLE INC.


10(ii) Employment Agreement between E. Lynn Scott and Brass Eagle Inc. dated as of September 15, 1997 (Exhibit 10(ix) to Registration Statement, Registration No.
              333-36179

10(iii)       1997 Stock Option Plan adopted November 20, 1997

10(iv)        Employee Stock Purchase Plan adopted November 20, 1997

10(v) Indemnification Agreement between Marvin W. Griffin and Brass Eagle Inc. dated as of November 24, 1997

10(vi)        Indemnification Agreement between E. Lynn Scott and
              Brass Eagle Inc. dated as of November 24, 1997

10(vii) Tax Allocation Agreement between Brass Eagle Inc. and Daisy Manufacturing Company dated November 24, 1997

10(viii) Administrative Agreement between Brass Eagle Inc. and Daisy Manufacturing Company effective
              November 24, 1997

11(i)         Statement of Computation of Earnings Per Share

27(i)         Financial Data Schedule of Earnings Per Share

---------------------
(b)  Reports on Form 8-K:

There were no reports filed on Form 8-K during the quarter ended September 30, 1997.

                        BRASS EAGLE INC.




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            BRASS EAGLE INC.




                                            By:  /s/ J.R. Brian Hanna
                                               _______________________

                                               J.R. Brian Hanna
                                               Vice President-Finance and
                                               Chief Financial Officer and
                                               Treasurer
                                               (on behalf of the Registrant
                                                and as the Registrant's
                                                Principal Financial and
                                                Accounting Officer)

                          BRASS EAGLE INC.


                           EXHIBIT INDEX
                           -------------


Number        Description of Document
------        -----------------------
3(i)          Restated Certificate of Incorporation dated
              November 20, 1997

3(ii)         By-Laws effective November 20, 1997

4             Specimen Common  Stock Certificate (Exhibit 4(1) to
              Registration Statement Registration No. 333-36179)

10(i) Assignment, Assumption and Indemnification Agreement effective as of November 24, 1997 between Brass
              Eagle Inc.  and Daisy Manufacturing Company

10(ii) Employment Agreement between E. Lynn Scott and Brass Eagle Inc. dated as of September 15, 1997 (Exhibit 10(ix) to Registration Statement, Registration No.
              333-36179

10(iii)       1997 Stock Option Plan adopted November 20, 1997

10(iv)        Employee Stock Purchase Plan adopted November 20, 1997

10(v) Indemnification Agreement between Marvin W. Griffin and Brass Eagle Inc. dated as of November 24, 1997

10(vi)        Indemnification Agreement between E. Lynn Scott and
              Brass Eagle Inc. dated as of November 24, 1997

10(vii) Tax Allocation Agreement between Brass Eagle Inc. and Daisy Manufacturing Company dated November 24, 1997

10(viii) Administrative Agreement between Brass Eagle Inc. and Daisy Manufacturing Company effective
              November 24, 1997

11(i)         Statement of Computation of Earnings Per Share

27(i)         Financial Data Schedule of Earnings Per Share

                                                         Exhibit 3(i)


                      RESTATED CERTIFICATE
                               OF
                          INCORPORATION

         Brass Eagle Inc., a corporation organized and existing under the laws of the State of Delaware, appearing herein by its undersigned President, hereby certifies as follows:

         1. The name of the Corporation is Brass Eagle Inc. The Corporation was originally incorporated under the name Daisy Manufacturing Company, Inc., and the original Certificate of Incorporation was filed with the Secretary of State of the State of Delaware on July 22, 1983.

         2. Pursuant to Sections 228, 242 and 245 of the General Corporation Law of the State of Delaware, this Restated Certificate of Incorporation restates and integrates and further amends the provisions of the Certificate of Incorporation of the Corporation and was duly adopted by the directors of the Corporation and approved by a majority of the shareholders of the Corporation in accordance with Section 228(a) of The General Corporation Law of the State of Delaware.

         3.   The   text  of  the  Restated  Certificate  of
    Incorporation as heretofore amended or supplemented is hereby restated and further amended to read in its entirety as follows:

         ARTICLE FIRST: The name of the Corporation is:

                             Brass Eagle Inc.

         ARTICLE SECOND: The address of its registered office in the State of Delaware is Corporation Trust Center, 1209 Orange Street, in the City of Wilmington, County of New Castle. The name of its registered agent at such address is the Corporation Trust Company.

         ARTICLE THIRD: The nature of the business or purposes to be conducted or promoted is:

         To engage  in any lawful  act or activity for which
    corporations  may   be  organized   under  the   General
    Corporation Law of Delaware.

         ARTICLE FOURTH:     (A)    The  authorized  capital
    stock  of the  Corporation shall  consist of  10,000,000
    shares of Common Stock, par value of $0.01 per share.

                             (B)        Shares    of     the
    Corporation's Nonvoting Preferred Stock, par value of $1.00 per share, authorized and outstanding prior to the effective time of this Restated Certificate of Incorporation are hereby cancelled without consideration as of the effective time of this Restated Certificate of Incorporation.

         ARTICLE FIFTH: The holders of the Common Stock shall have no preemptive rights to subscribe for any shares of any class of stock of the Corporation whether now or hereafter authorized.

         ARTICLE SIXTH: (A) The number of Directors constituting the entire Board shall be not less than three nor more than nine as fixed from time to time by vote of a majority of the entire Board, provided, however, that the number of Directors shall not be reduced so as to shorten the term of any Director at the time in office, and provided further, that the number of Directors constituting the entire Board shall be five until otherwise fixed by a majority of the entire Board. Directors shall hold office from the time of their election until the ensuing annual meeting of stockholders or until their successors are elected and qualified. Directors need not be stockholders of the Corporation.

                           (B)  Notwithstanding  any   other
    provisions of this Restated Certificate of Incorporation or the By-laws of the Corporation, any director or the entire Board of Directors of the Corporation may be removed at any time, but only for cause and only by the affirmative vote of a majority the holders of the outstanding shares of capital stock of the Corporation entitled to vote generally in the election of Directors (considered for this purpose as one class) cast at a meeting of the Stockholders called for that purpose.

         ARTICLE  SEVENTH:    The  Corporation  is  to  have
    perpetual existence.

         ARTICLE EIGHTH: In furtherance and not in limitation of the powers conferred by statute, the Board of Directors of the Corporation is expressly authorized to make, alter or repeal the By-laws of the Corporation.

         ARTICLE NINTH: Elections of Directors need not be by written ballot unless the By-laws of the Corporation shall so provide.

         ARTICLE TENTH: Meetings of Stockholders may be held within or without the State of Delaware, as the By-laws may provide. The books of the Corporation may be kept (subject to any provision contained in the statutes) outside the State of Delaware at such place or places as may be designated from time to time by the Board of Directors or in the By-laws of the Corporation.

         ARTICLE ELEVENTH: The Corporation reserves the right to amend, alter, change or repeal any provision contained in this Restated Certificate of Incorporation, in the manner now or hereafter prescribed by statute, and all rights conferred upon Stockholders herein are granted subject to this reservation.

         ARTICLE TWELFTH: A Director of the Corporation shall not be personally liable to the Corporation or its Stockholders for monetary damages for breach of fiduciary duty as a Director, except to the extent such exemption from liability or limitation thereof is not permitted under the General Corporation Law of the State of Delaware as the same exists or may hereafter by amended. If the General Corporation Law of the State of Delaware is amended after the effective date of this Restated Certificate of Incorporation to authorize corporate action further eliminating or limiting the personal liability of Directors, then the liability of a Director of the Corporation shall be eliminated or limited to the fullest extent permitted by the General Corporation Law of the State of Delaware, as so amended. Any amendment, modification or repeal of the foregoing provisions of this ARTICLE TWELFTH shall not adversely affect any right or protection of a Director of the Corporation hereunder in respect of any act or omission occurring prior to the time of such amendment, modification or repeal.


         IN WITNESS  WHEREOF, this  Restated Certificate  of
    Incorporation has been signed by its Secretary this 20th day of November, 1997.

                             BRASS EAGLE INC.


                             By: /s/ J.D. Flynn
                                   John D. Flynn
                                   Secretary

                                                           Exhibit 3(ii)

                         BRASS EAGLE INC.
                              *****
                         FORM OF BY-LAWS
                            * * * * *

                            ARTICLE I
                             OFFICES

          Section 1.  The registered office shall  be in the
     City  of Wilmington,  County  of New  Castle, State  of
     Delaware.

          Section 2. The corporation may also have offices at such other places both within and without the State of Delaware as the Board of Directors may from time to time determine or the business of the corporation may require.

                            ARTICLE II
                     MEETINGS OF STOCKHOLDERS

          Section l. All meetings of the stockholders for the election of directors shall be held at such place as may be fixed from time to time by the Board of Directors, or at such other place either within or without the State of Delaware as shall be designated from time to time by the Board of Directors and stated in the notice of the meeting. Meetings of stockholders for any other purpose may be held at such time and place, within or without the State of Delaware, as shall be stated in the notice of the meeting or in a duly executed waiver of notice thereof.

          Section 2. Annual meetings of stockholders, commencing with the year 1998, shall be held on such date in the months of April through June, at such time and place, within or without the States of Delaware and Arkansas, as shall be designated from time to time by the Board of Directors as stated in the Notice of the Meeting, at which they shall elect by a plurality vote a Board of Directors, and transact such other business as may be properly brought before the meeting.

          Section 3. Written notice of the annual meeting stating the place, date and hour of the meeting shall be given to each stockholder entitled to vote at such meeting not less than 10 nor more than 60 days before the date of the meeting.

          Section 4. The officer who has charge of the stock ledger of the corporation shall prepare and make, at least ten days before every meeting of stockholders, a complete list of the stockholders entitled to vote at the meeting, arranged in alphabetical order, and showing the address of each stockholder and the number of shares registered in the name of each stockholder. Such list shall be open to the examination of any stockholder, for any purpose germane to the meeting, during ordinary business hours, for a period of at least ten days prior to the meeting, either at a place within the city where the meeting is to be held, which place shall be specified in the notice of the meeting, or, if not so specified, at the place where the meeting is to be held. The list shall also be produced and kept at the time and place of the meeting during the whole time thereof, and may be inspected by any stockholder who is present.

          Section 5. Special meetings of the stockholders, for any purpose or purposes, unless otherwise prescribed by statute or by the certificate of incorporation, may be called by the President and shall be called by the President or Secretary at the request in writing of a majority of the Board of Directors, or at the request in writing of stockholders owning a majority in amount of the entire capital stock of the corporation issued and outstanding and entitled to vote. Such request shall state the purpose or purposes of the proposed meeting.

          Section 6. Written notice of a special meeting stating the place, date and hour of the meeting and the purpose or purposes for which the meeting is called, shall be given not less than 10 nor more than 60 days before the date of the meeting, to each stockholder entitled to vote at such meeting.

          Section  7.  Business  transacted  at  any special
     meeting  of  stockholders  shall  be  limited  to   the
     purposes stated in the notice.

          Section 8. The holders of a majority of the stock issued and outstanding and entitled to vote thereat, present in person or represented by proxy, shall constitute a quorum at all meetings of the stockholders for the transaction of business except as otherwise provided by statute or by the certificate of incorporation. If, however, such quorum shall not be present or represented at any meeting of the stockholders, the stockholders entitled to vote thereat, present in person or represented by proxy, shall have power to adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present or represented. At such adjourned meeting at which a quorum shall be present or represented any business may be transacted which might have been transacted at the meeting as originally notified. If the adjournment is for more than thirty days, or if after adjournment a new record date is fixed for the adjourned meeting, a notice of the adjourned meeting shall be given to each stockholder of record entitled to vote at the meeting.

          Section 9. When a quorum is present at any meeting, the vote of the holders of a majority of the stock having voting power present in person or represented by proxy shall decide any question brought before such meeting, unless the question is one upon which, by express provision of the statutes or of the certificate of incorporation, a different vote is required in which case such express provision shall govern and control the decision of such question.

          Section 10. Unless otherwise provided in the certificate of incorporation each stockholder shall at every meeting of the stockholders be entitled to one vote in person or by proxy for each share of the capital stock having voting power held by such stockholder, but no proxy shall be voted on after three years from its date, unless the proxy provides for a longer period.

          Section 11. Unless otherwise provided in the certificate of incorporation, any action required to be taken at any annual or special meeting of stockholders of the corporation, or any action which may be taken at any annual or special meeting of such stockholders, may be taken without a meeting, without prior notice and without a vote, if a consent in writing, setting forth the action so taken, shall be signed by the holders of outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted. Prompt notice of the taking of the corporate action without a meeting by less than unanimous written consent shall be given to those stockholders who have not consented in writing.

                           ARTICLE III

                             DIRECTORS

          Section 1. The number of Directors which shall constitute the whole Board shall be not less than three
     (3) nor more than nine (9). The first Board shall consist of five (5) Directors. Thereafter, within the limits above specified, the number of Directors shall be determined by resolution of the Board of Directors or by the stockholders at the annual meeting. Directors need not be stockholders.

          Section   2.   Vacancies    and   newly    created
     Directorships resulting from any increase in the authorized number of Directors may be filled by a majority of the Directors then in office, though less than a quorum, or by a sole remaining Director, and the Directors so chosen shall hold office until the next annual election and until their successors are duly elected and qualified, unless sooner displaced. If there are no Directors in office, then an election of Directors may be held in the manner provided by statute. If, at the time of filling any vacancy or any newly created Directorship, the Directors then in office shall constitute less than a majority of the whole Board (as constituted immediately prior to any such increase), the Court of Chancery may, upon application of any stockholder or stockholders holding at least ten percent of the total number of the shares at the time outstanding having the right to vote for such Directors, summarily order an election to be held to fill any such vacancies or newly created directorships, or to replace the Directors chosen by the Directors then in office.

          Section 3. The business of the corporation shall be managed by or under the direction of its Board of Directors which may exercise all such powers of the corporation and do all such lawful acts and things as are not by statute or by the certificate of incorporation or by these by-laws directed or required to be exercised or done by the stockholders.

                MEETINGS OF THE BOARD OF DIRECTORS

          Section  4.   The  Board   of  Directors  of   the
     corporation   may  hold  meetings,   both  regular  and
     special,  either   within  or  without  the   State  of
     Delaware.

          Section 5. The first meeting of each newly elected Board of Directors shall be held at such time and place as shall be fixed by the vote of the stockholders at the annual meeting and no notice of such meeting shall be necessary to the newly elected Directors in order legally to constitute the meeting, provided a quorum shall be present. In the event of the failure of the stockholders to fix the time or place of such first meeting of the newly elected Board of Directors, or in the event such meeting is not held at the time and place so fixed by the stockholders, the meeting may be held at such time and place as shall be specified in a notice given as hereinafter provided for special meetings of the Board of Directors, or as shall be specified in a written waiver signed by all of the Directors.

          Section  6.  Regular  meetings  of  the  Board  of
     Directors may be held without notice at such time and at such place as shall from time to time be determined by the Board.

          Section 7. Special meetings of the Board may be called by the President on two (2) days notice to each director, either personally or by mail or by facsimile communication; special meetings shall be called by the President or Secretary in like manner and on like notice on the written request of two Directors unless the Board consists of only one Director, in which case special meetings shall be called by the President or Secretary in like manner and on like notice on the written request of the sole Director.

          Section 8. At all meetings of the Board, a majority of the elected Board shall constitute a quorum for the transaction of business and the act of a majority of the Directors present at any meeting at which there is a quorum shall be the act of the Board of Directors, except as may be otherwise specifically provided by statute or by the certificate of incorporation. If a quorum shall not be present at any meeting of the Board of Directors the Directors present thereat may adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present.

          Section 9. Unless otherwise restricted by the certificate of incorporation or these by-laws, any action required or permitted to be taken at any meeting of the Board of Directors or of any committee thereof may be taken without a meeting, if all members of the Board or committee, as the case may be, consent thereto in writing, and the writing or writings are filed with the minutes of proceedings of the Board or committee.

          Section 10. Unless otherwise restricted by the certificate of incorporation or these by-laws, members of the Board of Directors, or any committee designated by the Board of Directors, may participate in a meeting of the Board of Directors, or any committee, by means of conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other, and such participation in a meeting shall constitute presence in person at the meeting.

                     COMMITTEES OF DIRECTORS

          Section 11. The Board of Directors may designate one or more committees, each committee to consist of one or more of the Directors of the corporation. The Board may designate one or more Directors as alternate members of any committee, who may replace any absent or disqualified member at any meeting of the committee.

          Any such committee, to the extent provided in the resolution of the Board of Directors, shall have and may exercise all the powers and authority of the Board of Directors in the management of the business and affairs of the corporation, and may authorize the seal of the corporation to be affixed to all papers which may require it; but no such committee shall have the power or authority in reference to the following matters: (i) approving or adopting, or recommending to the stockholders, any action or matter expressly required by the General Corporation Law of Delaware to be submitted to stockholders for approval or (ii) adopting, amending or repealing any by-law of the corporation. Such committee or committees shall have such name or names as may be determined from time to time by resolution adopted by the Board of Directors.

          Section 12. Each committee shall keep regular minutes of its meetings and report the same to the Board of Directors when required.

                    COMPENSATION OF DIRECTORS

          Section 13. Unless otherwise restricted by the certificate or these By-laws, the Board of Directors shall have the authority to fix the compensation of Directors. The Directors may be paid their expenses, if any, of attendance at each meeting of the Board of Directors and may be paid a fixed sum for attendance at each meeting of the Board of Directors or a stated salary as Director. No such payment shall preclude any Director from serving the corporation in any other capacity and receiving compensation therefor. Members of special or standing committees may be allowed like compensation for attending committee meetings.

                       REMOVAL OF DIRECTORS

          Section 14. Unless otherwise restricted by the certificate of incorporation or By-laws, any director or the entire Board of Directors may be removed, but only for cause, by the holders of a majority of shares entitled to vote at an election of Directors.

                            ARTICLE IV

                             NOTICES

          Section 1. Whenever, under the provisions of the statutes or of the certificate of incorporation or of these By-laws, notice is required to be given to any Director or stockholder, it shall not be construed to mean personal notice, but such notice may be given in writing, by mail, addressed to such director or stockholder, at his address as it appears on the records of the corporation, with postage thereon prepaid, and such notice shall be deemed to be given at the time when the same shall be deposited in the United States mail. Notice to Directors may also be given by facsimile telecommunication.

          Section 2. Whenever any notice is required to be given under the provisions of the statutes or of the certificate of incorporation or of these by-laws, a waiver thereof in writing, signed by the person or persons entitled to said notice, whether before or after the time stated therein, shall be deemed equivalent thereto.

                            ARTICLE V

                             OFFICERS

          Section 1. The officers of the corporation shall be chosen by the Board of Directors and shall be a President, a Vice-President, a Secretary and a Treasurer. The Board of Directors may also choose additional Vice-Presidents, and one or more Assistant Secretaries and Assistant Treasurers. Any number of offices may be held by the same person, unless the certificate of incorporation or these by-laws otherwise provide.

          Section 2. The Board of Directors at its first meeting after each annual meeting of stockholders shall choose a President, one or more Vice-Presidents, a Secretary and a Treasurer.

          Section 3. The Board of Directors may appoint such other officers and agents as it shall deem necessary who shall hold their offices for such terms and shall exercise such powders and perform such duties as shall be determined from time to time by the Board.

          Section 4. The salaries of all officers and agents of the corporation shall be fixed by the Board of Directors.

          Section 5. The officers of the corporation shall hold office until their successors are chosen and qualified. Any officer elected or appointed by the Board of Directors may be removed at any time by the affirmative vote of a majority of the Board of Directors. Any vacancy occurring in any office of the corporation shall be filled by the Board of Directors.

                          THE PRESIDENT

          Section 6. The President shall be the chief executive officer of the corporation, shall preside at all meetings of the stockholders and the Board of Directors, shall have general and active management of the business of the corporation and shall see that all orders and resolutions of the Board of Directors are carried into effect.

          Section 7. The President shall execute bonds, mortgages and other instruments under the seal of the corporation, except where required or permitted by law to be otherwise signed and executed and except where the signing and execution thereof shall be expressly delegated by the Board of Directors to some other officer or agent of the corporation.

                       THE VICE-PRESIDENTS

          Section 8. In the absence of the President or in the event of his inability or refusal to act, the Vice-President (or in the event there be more than one Vice-President, the Vice-Presidents in the order designated by the Directors, or in the absence of any designation, then in the order of their election) shall perform the duties of the President, and when so acting, shall have all the powers of and be subject to all the restrictions upon the President. The Vice-Presidents shall perform such other duties and have such other powers as the Board of Directors may from time to time prescribe.

              THE SECRETARY AND ASSISTANT SECRETARY

          Section 9. The Secretary shall attend all meetings of the Board of Directors and all meetings of the stockholders  and  record  all the  proceedings  of the
     meetings of the corporation and of the Board of Directors in a book to be kept for that purpose and shall perform like duties for the standing committees when required. The Secretary shall give, or cause to be given, notice of all meetings of the stockholders and special meetings of the Board of Directors, and shall perform such other duties as may be prescribed by the Board of Directors or President, under whose supervision he shall be. The Secretary shall have custody of the corporate seal of the corporation and he, or an Assistant Secretary, shall have authority to affix the same to any instrument requiring it and when so affixed, it may be attested by his signature or by the signature of such Assistant Secretary. The Board of Directors may give general authority to any other officer to affix the seal of the corporation and to attest the affixing by such officer's signature.

          Section 10. The Assistant Secretary, or if there be more than one, the Assistant Secretaries in the order determined by the Board of Directors (or if there be no such determination, then in the order of their election) shall, in the absence of the Secretary or in the event of his inability or refusal to act, perform the duties and exercise the powers of the Secretary and shall perform such other duties and have such other powers as the Board of Directors may from time to time prescribe.

              THE TREASURER AND ASSISTANT TREASURERS

          Section 11. The Treasurer shall have the custody of the corporate funds and securities and shall keep full and accurate accounts of receipts and disbursements in books belonging to the corporation and shall deposit all moneys and other valuable effects in the name and to the credit of the corporation in such depositories as may be designated by the Board of Directors.

          Section 12. The Treasurer shall disburse the funds of the corporation as may be ordered by the Board of Directors, taking proper vouchers for such disbursements, and shall render to the President and the Board of Directors, at its regular meetings, or when the Board of Directors so requires, an account of all his transactions as Treasurer and of the financial condition of the corporation.

          Section 13. If required by the Board of Directors, the Treasurer shall give the corporation a bond (which shall be renewed every six years) in such sum and with such surety or sureties as shall be satisfactory to the Board of Directors for the faithful performance of the duties of his office and for the restoration to the corporation, in case of his death, resignation, retirement or removal from office, of all books, papers, vouchers, money and other property of whatever kind in his possession or under his control belonging to the corporation.

          Section 14. The Assistant Treasurer, or if there shall be more than one, the Assistant Treasurers in the order determined by the Board of Directors (or if there be no such determination, then in the order of their election) shall, in the absence of the Treasurer or in the event of his inability or refusal to act, perform the duties and exercise the powers of the Treasurer and shall perform such other duties and have such other powers as the Board of Directors may from time to time prescribe.

                            ARTICLE VI

                     CERTIFICATES FOR SHARES

          Section 1. The shares of the corporation shall be represented by a certificate or shall be uncertificated. Certificates shall be signed by, or in the name of the corporation by, the Chairman or Vice-Chairman of the Board of Directors, or the

     President or a Vice-President,  and by the Treasurer or
     an  Assistant   Treasurer,  or  the   Secretary  or  an
     Assistant Secretary of the corporation.

          Section 2. Any of or all the signatures on a certificate may be facsimile. In case any officer, transfer agent or registrar who has signed or whose facsimile signature has been placed upon a certificate shall have ceased to be such officer, transfer agent or registrar before such certificate is issued, it may be issued by the corporation with the same effect as if he were agent or registrar at the date of issue.

                        LOST CERTIFICATES

          Section 3. The Board of Directors may direct a new certificate or certificates or uncertificated shares to be issued in place of any certificate or certificates theretofore issued by the corporation alleged to have been lost, stolen or destroyed, upon the making of an affidavit of that fact by the person claiming the certificate of stock to be lost, stolen or destroyed. When authorizing such issue of a new certificate or certificates or uncertificated shares, the Board of Directors may, in its discretion and as a condition precedent to the issuance thereof, require the owner of such lost, stolen or destroyed certificate or certificates, or his legal representative, to advertise the same in such manner as it shall require and/or to give the corporation a bond in such sum as it may direct as indemnity against any claim that may be made against the corporation with respect to the certificate alleged to have been lost, stolen or destroyed.

                        TRANSFER OF STOCK

          Section 4. Upon surrender to the corporation or the transfer agent of the corporation of a certificate for shares duly endorsed or accompanied by proper evidence of succession, assignation or authority to transfer, it shall be the duty of the corporation to issue a new certificate to the person entitled thereto, and record the transaction upon its books. Upon receipt of proper transfer instructions from the registered owner of uncertificated shares such uncertificated shares shall be canceled and issuance of new equivalent uncertificated shares or certificated shares shall be made to the person entitled thereto and the transaction shall be recorded upon the books of the corporation.

                        FIXING RECORD DATE

          Section 5. In order that the corporation may determine the stockholders entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof, or to express consent to corporate action in writing without a meeting, or entitled to receive payment of any dividend or other distribution or allotment of any rights, or entitled to exercise any rights in respect of any change, conversion or exchange of stock or for the purpose of any other lawful action, the Board of Directors may fix, in advance, a record date, which shall not be more than sixty nor less than ten days before the date of such meeting, nor more than sixty days prior to any other action. A determination of stockholders of record entitled to notice of or to vote at a meeting of stockholders shall apply to any adjournment of the meeting; provided, however, that the Board of Directors may fix a new record date for the adjourned meeting.

                     REGISTERED STOCKHOLDERS

          Section 6. The corporation shall be entitled to recognize the exclusive right of a person registered on its books as the owner of shares to receive dividends, and to vote as such owner, and to hold liable for calls and assessments a person registered on its books as the owner of shares, and shall not be bound to recognize any equitable or other claim to or interest in such share or shares on the part of any other person, whether or not it shall have express or other notice thereof, except as otherwise provided by the laws of Delaware.

                           ARTICLE VII

                        GENERAL PROVISIONS

                            DIVIDENDS

          Section 1. Dividends upon the capital stock of the corporation, subject to the provisions of the certificate of incorporation, if any, may be declared by the Board of Directors at any regular or special meeting, pursuant to law. Dividends may be paid in cash, in property, or in shares of the capital stock subject to the provisions of the certificate of incorporation.

          Section 2. Before payment of any dividend, there may be set aside out of any funds of the corporation available for dividends such sum or sums as the Directors from time to time, in their absolute discretion, think proper as a reserve or reserves to meet contingencies, or for equalizing dividends, or for repairing or maintaining any property of the corporation, or for such other purpose as the Directors shall think conducive to the interest of the corporation, and the Directors may modify or abolish any such reserve in the manner in which it was created.

                         ANNUAL STATEMENT

          Section 3. The Board of Directors shall present at each annual meeting, and at any special meeting of the stockholders when called for by vote of the stockholders, a full and clear statement of the business and condition of the corporation.

                              CHECKS

          Section 4. All checks or demands for money and notes of the corporation shall be signed by such officer or officers or such other person or persons as the Board of Directors may from time to time designate.

                           FISCAL YEAR

          Section 5. The fiscal year of the corporation shall be fixed by the Directors.

                               SEAL

          Section 6. The corporate seal shall have inscribed thereon the name of the corporation, the year of its organization and the words "Corporate Seal, Delaware".

     The seal may be used by causing it or a facsimile thereof to be impressed or affixed or reproduced or otherwise.

                           ARTICLE VIII
                         INDEMNIFICATION

          Section 7. Right to Indemnification. The corporation shall indemnify and hold harmless, to the fullest extent permitted by applicable law as it presently exists or may hereafter be amended, any person who was or is made or is threatened to be made a party or is otherwise involved in any action, suit or proceeding, whether civil, criminal, administrative or investigative (a "proceeding") by reason of the fact that he, or a person for whom he is the legal representative, is or was a director or officer of the corporation or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation or of a partnership, joint venture, trust, enterprise or nonprofit entity, including service with respect to employee benefit plans, against all liability and loss suffered and expenses (including attorneys' fees) reasonably incurred by such person. The corporation shall be required to indemnify a person in connection with a proceeding (or part thereof) initiated by such person only if the proceeding (or part thereof) was authorized by the Board of Directors of the corporation.

          Section 2. Prepayment of Expenses. The corporation may, in its discretion, pay the expenses (including attorneys' fees) incurred in defending any proceeding in advance of its final disposition, provided, however, that the payment of expenses incurred by a director or officer in advance of the final disposition of the proceeding shall be made only upon receipt of an undertaking by the director or officer to repay all amounts advanced if it should be ultimately determined that the director or officer is not entitled to be indemnified under this Article or otherwise.

          Section 3. Claims. If a claim for indemnification or payment of expenses under this Article is not paid in full within sixty days after a written claim therefor has been received by the corporation, the claimant may file suit to recover the unpaid amount of such claim and, if successful in whole or in part, shall be entitled to be paid the expense of prosecuting such claim. In any such action the corporation shall have the burden of proving that the claimant was not entitled to the requested indemnification or payment of expenses under applicable law.

          Section 4. Non-Exclusivity of Rights. The rights conferred on any person by this Article shall not be exclusive of any other rights which such person may have or hereafter acquire under any statute, provision of the certificate of incorporation, these bylaws, agreement, vote of stockholders or disinterested Directors or otherwise.

          Section 5. Other Indemnification. The corporation's obligation, if any, to indemnify any person who was or is serving at its request as a director, officer, employee or agent of another corporation, partnership, enterprise or nonprofit entity shall be reduced by any amount such person may collect as indemnification from such other corporation, partnership, joint venture, trust enterprise or nonprofit enterprise.

          Section 6. Amendment or Repeal. Any repeal or modification of the foregoing provisions of this
     Article VIII shall not adversely affect any right or protection hereunder of any person in respect of any act or omission occurring prior to the time of such repeal or modification.

                            ARTICLE IX

                            AMENDMENTS

          Section 1. These by-laws may be altered, amended or repealed or new by-laws may be adopted by the stockholders or by the Board of Directors, when such power is conferred upon the Board of Directors by the certificate of incorporation, at any regular meeting of the stockholders or of the Board of Directors or at any special meeting of the stockholders or of the Board of Directors if notice of such alteration, amendment, repeal or adoption of new by-laws be contained in the notice of such special meeting. If the power to adopt, amend or repeal by-laws is conferred upon the Board of Directors by the certificate of incorporation it shall not divest or limit the power of the stockholders to adopt, amend or repeal by-laws.

                                                           Exhibit 10(i)

                      ASSIGNMENT, ASSUMPTION AND
                       INDEMNIFICATION AGREEMENT



     STATE OF ARKANSAS   )
                         )
     COUNTY OF BENTON    )

          KNOW ALL PERSONS BY THESE PRESENTS:

          For and in consideration of the sum of Ten Dollars ($10.00) cash and other good and valuable consideration, the receipt and adequacy of which are hereby acknowledged, BRASS EAGLE INC. (the "Assignor"), a Delaware corporation, does hereby grant, bargain, sell, convey, transfer, and assign unto DAISY MANUFACTURING COMPANY (the "Assignee"), a Delaware corporation, and unto said Assignee's successors and assigns, forever, all of Assignor's rights, title and interest in and to its nonpaintball related assets, (whether tangible or intangible) contracts, licenses, leases and agreements, of whatever kind and wherever located, including all claims, causes of action and other rights with respect to such property, known or unknown, fixed, contingent or otherwise (the "Assets").

          TO HAVE AND TO HOLD the same unto said Assignee, and its successors and assigns forever, subject to the following terms and obligations:

          1. Assumption of Liabilities and Obligations. Assignor, by this assignment, hereby transfers and assigns to Assignee all of its rights, liabilities, obligations and duties in connection with such Assets, including without limitation (i) any liability attributable to any products sold by Assignor through the date hereof (other than any products sold by Assignor under the Brass Eagle name) and any products sold by Assignee on or after the date hereof,
     (ii) any liability attributable to any claim by any present or former employee of Assignor or by any present, former or future employee of Assignee to the extent that such claim relates to medical, pension or other employee benefits that are attributable to the employment of any such individual in Assignor's non-paintball operations or in any operations of Assignee, (iii) any Federal, state or local income taxes imposed on or assessed against Assignor as a result of the assignment and assumption contemplated hereby, (iv) any Federal, state or local personal property, real property, sales, use, excise, income or other tax imposed on or assessed against Assignor to the extent that such taxes relate or are attributable to the non-paintball related business of Assignor or to any operations of Assignee, (v) any indebtedness, accounts payable or other financial obligations attributable to such Assets and (vi) any other liability or obligation attributable to the operation of the Assignor's nonpaintball related business, or under any contracts, licenses, leases or other agreements transferred to the Assignee hereby (the "Assumed Liabilities"); and Assignee, by acceptance hereof, hereby assumes and agrees to fully and timely undertake and perform all of the Assumed Liabilities and duties relating to the Assets.

          2.  Indemnification.

               (a) By Assignee. Assignee hereby assumes liability for, and irrevocably agrees to indemnify, defend and hold Assignor (which term includes its officers, directors, employees, agents, shareholders, subsidiaries and affiliates) harmless from and against any and all claims, actions, suits, losses, damages, liabilities, obligations, costs and expenses (including, without limitation, attorneys fees) of any nature whatsoever, whether direct or indirect, matured or unmatured, accrued or unaccrued, liquidated or unliquidated, asserted or unasserted, known or unknown, absolute, fixed, contingent or otherwise, incurred by or asserted against Assignor (specifically including, without limitation, any thereof incurred by or asserted against Assignor as predecessor in interest to Assignee) which arise out of, result from or otherwise relate to the Assets, the Assumed Liabilities and/or the operation of the nonpaintball business conducted by Assignor or any business conducted by Assignee, including without limitation (aa) any business or other activities relating thereto and regardless of whether the event giving rise thereto shall have occurred in the past or shall occur in the future (including, but not limited to, any product claims associated with any products sold by Assignor prior to the effective date hereof (other than paintball related products sold under the Brass Eagle name); (bb) any of the foregoing arising out of, resulting from or otherwise relating to the ownership or use of any of the Assets or to the Assumed Liabilities; (cc) the conduct of any businesses through the Assets or with respect to the Assumed Liabilities, (dd) any violation of any applicable law, rule, regulation or governmental order relating thereto, (ee) any tort or other claims by third parties relating  thereto,  and  (ff)  any  and  all  other  events, occurrences, operations and activities relating to the Assets or the Assumed Liabilities, specifically including, without limitation, the ownership, processing, generation, distribution, use, storage, disposal, transportation, handling, emission, discharge, release or threatened release into the environment of any pollutant, contaminant or hazardous or toxic waste, substance or material, to, from, on, under, or otherwise relating to any of the Assets.

               (b) By Assignor. As additional consideration for Assignee's assumption of the Assumed Liabilities and the indemnification obligations under (a) above, Assignor hereby assumes liability for, and irrevocably agrees to indemnify, defend and hold Assignee (which term includes its officers, directors, employees, agents, shareholders, subsidiaries and affiliates) harmless from and against any and all claims, actions, suits, losses, damages, liabilities, obligations, costs and expenses (including, without limitation, attorneys fees) of any nature whatsoever, whether direct or indirect, matured or unmatured, accrued or unaccrued, liquidated or unliquidated, asserted or unasserted, know or unknown, absolute, fixed, contingent or otherwise, incurred by or asserted against Assignee (specifically including, without limitation, any thereof incurred by or asserted against Assignee as successor in interest or transferee of the Assets) which arise out of, result from or otherwise relate to Assignor's paintball business, the assets used exclusively in connection therewith and the liabilities and obligations incurred in connection with the same, including without limitation (aa) any paintball business relating thereto and regardless of whether the event giving rise thereto shall have occurred in the past or shall occur in the future; (bb) any of the foregoing arising out of, resulting from or otherwise relating to the ownership or use of any of the paintball assets; (cc) the conduct of any businesses through the paintball assets, (dd) any violation of any applicable law, rule, regulation or governmental order relating thereto, (ee) any tort or other claims by third parties relating thereto, and (ff) any and all other events, occurrences, operations and activities directly relating to the paintball assets, specifically including, without limitation, the ownership, processing, generation, distribution, use, storage, disposal, transportation, handling, emission, discharge, release or threatened release into the environment of any pollutant, contaminant or hazardous or toxic waste, substance or material, to, from, on, under, or otherwise directly relating to any of the paintball assets located at Assignors Granby, Missouri facility, but excluding any such claim, action, suit, loss, damage, liability, obligation, cost or expense relating to Assignee's Roger's, Arkansas facility.

               (c)  Indemnification Procedure.

                    (i) Notice. Within thirty (30) days, or such shorter period as is required to avoid any prejudice to the Indemnifying Party, after receipt by Assignor or Assignee, as the case may be (the recipient being the "Indemnified Party"), of any claim (written or oral) (a "Third Party Claim"), asserted or made against the Indemnified Party based on any facts or circumstances, the prosecution or assertion of which results in, or could reasonably be expected to result in, the Indemnified Party's right to indemnity from the other party (the "Indemnifying Party") under the terms of this Assignment, Assumption and Indemnification Agreement, the Indemnified Party shall deliver to the Indemnifying Party a written notice of the initiation or filing of, or a threat to initiate or file, a Third Party Claim (the "Claim Notice"). To the extent known, the Claim Notice shall describe in reasonable detail the facts giving rise to or on which the Third Party Claim is based, and the amount of such Third Party Claim. The failure to timely deliver a Notice of Claim pursuant to any provision contained herein shall not affect the Indemnifying Party's obligations hereunder except to the extent such failure actually prejudices Indemnifying Party's ability to defend, or to reduce the loss attendant to, such Third Party Claim.

                    (ii)  Election to Defend.  Within thirty (30)
     days after receipt of the Claim Notice, or such shorter period as is required to avoid prejudice in defense of the Third Party Claim, Indemnifying Party may elect to defend the Third Party Claim at its own expense if it acknowledges in writing that it is fully responsible for all damages relating to such Claim Notice, without reservation of rights, and pays all damages with respect thereto incurred as of the date of such acknowledgment (including all attorneys' fees and expenses of any counsel employed by the Indemnified Party in respect of such claim incurred through the date of such acknowledgment). Notwithstanding the foregoing, the Indemnified Party shall also have the right to employ its own counsel in any such case, but the fees and expenses of such counsel shall be at the expense of the Indemnified Party. If Indemnifying Party timely elects to defend a Third Party Claim, then Indemnifying Party shall do so with counsel of its choosing, but which counsel shall be reasonably acceptable to the Indemnified Party and, subject to the limitations set forth in this section (ii) and section (iv) below, may compromise or settle such action. The Indemnifying Party shall not be entitled to assume control of such defense and shall pay the fees and expenses of counsel retained by the Indemnified Party if

          (A) the claim for  indemnification relates to or arises
     in   connection  with   any  criminal   proceeding,  action,
     indictment, allegation or investigation;

          (B) there is a reasonable probability that the claim may materially and adversely affect the Indemnified Party other than as a result of money damages or other money payments, including by having a detrimental impact on the

     Indemnified Party's reputation or future business prospects,

          (C) the claim seeks an injunction or equitable relief against the Indemnified Party or (D) upon petition by the Indemnifying Party, the appropriate court rules that the Indemnifying Party. failed or is failing to vigorously prosecute or defend such claim.
                    (iii) Failure to Undertake Defense. If Indemnifying Party does not timely elect to defend a Third Party Claim, then the Indemnified Party may undertake the defense thereof with counsel of its choosing and may compromise or settle such action on behalf of and for the account and risk of the Indemnifying Party. Thereafter, each of the parties (and its respective counsel) shall timely provide information (including without limitation copies of all notices and documents, including court papers) to the other (and to such other party's counsel) as shall be necessary or desirable to keep the other party apprised of the status and progress of, and any material matters relating to, the defense of the Third Party Claim. Each party shall cooperate with the other in responding to such reasonable requests as are made for access to or copies of records, books, documents, and other materials as shall be necessary or desirable to the conduct of the defense of, or to evaluate the defense of, any Third Party Claim. Such cooperation shall also include making employees available on a mutually convenient basis to provide additional information and explanation of any materials provided hereunder. Regardless of which party undertakes the defense of any Third Party Claim, the other party shall have the right to participate in such defense with its own counsel at its own cost.

                    (iv) Settlement and Release. Unless the Third Party Claim is fully satisfied and discharged by the
     Indemnifying Party by the payment of money (without any continuing obligation on the part of the Indemnified Party hereunder, and subject to the delivery of the release set forth below), neither party shall compromise or settle any Third Party Claim or consent to the entry of any judgment with respect to any Third Party Claim, without the prior written consent of the other party, which consent shall not be unreasonably withheld or delayed. Unless otherwise agreed in writing by the Indemnified Party, any such settlement must include as an unconditional term thereof a complete release of the Indemnified Party and its officers, directors, employees, agents, shareholders, subsidiaries and affiliates from all liability with respect to such claim. Except as set forth herein, the right to defend a Third Party Claim shall include the right to settle or compromise the same.

                    (v)   Payment of Indemnification.

                         (A)    Notice  of   Loss.    Upon  final
     resolution (including lapse of time in which to perfect an appeal) of any Third Party Claim, whether by settlement or final court order, which determines the existence of an obligation to indemnify hereunder (an "Indemnified Obligation"), the Indemnified Party shall promptly deliver to the Indemnifying Party a written notice setting forth the amount of any and all claims, actions, suits, losses, damages, liabilities, obligations, costs and expenses which comprise any Indemnified Obligation to which the Indemnified Party is entitled to indemnity under this Agreement, including without limitation any amount resulting from a Third Party Claim (any such notice, a "Notice of Loss").

                         (B)    Required  Response to  Notice  of
     Loss. Within ten (10) days after Indemnifying Party receives a Notice of Loss, Indemnifying Party shall deliver to the Indemnified Party current funds in such amount as is required to fully pay the amount of the Indemnified Obligation or notify the Indemnified Party that it disputes all or a portion of the amount of the Indemnified Obligation which is the subject of such Notice of Loss together with a payment of the amount of the Indemnified Obligation that is not in dispute.

                         (C)     Dispute   in   the   Amount   of
     Indemnified Obligation. If the Indemnifying Party disputes all or a portion of the amount of the Indemnified Obligation which is the subject of such Notice of Loss, the parties shall attempt to negotiate a resolution of any disputed portion of the Notice of Loss within thirty (30) days thereafter.

                         (D)   Tax Affect  of Indemnity Payments.
     The  amount  of  any  claim,  action,  suit,  loss,  damage, liability, obligation, cost or expense for which indemnification is provided under this Agreement shall be increased or "grossed up" to take account of any net tax cost incurred by the Indemnified Party arising from the receipt of any indemnity payment made hereunder.

                         (E)  No  Obligation to Pursue Insurance.
     Notwithstanding the availability or possible availability of any insurance proceeds from any insurance coverage maintained by the Indemnified Party with respect to any claim, action, suit, loss, damage, liability, obligation, cost or expense for which indemnification is sought or provided hereunder, the Indemnified Party shall have no obligation to pursue any such coverage or proceeds.

                    (vi) Default by Indemnifying Party. If (i) Indemnifying Party fails to timely pay (by delivery of current funds) any undisputed amount of an Indemnified Obligation, or (ii) if the parties are unable to resolve by negotiation any dispute with regard to a Notice of Loss as provided in (c)(v)(C) above, or (iii) the Indemnifying Party is in breach of any representation, warranty, obligation, covenant or other agreement of the Indemnifying Party contained herein and fails to cure same to the reasonable satisfaction of the Indemnified Party within thirty (30) days after written notice thereof is delivered to the Indemnifying Party by the Indemnified Party, then the Indemnifying Party shall be deemed in "default" hereunder and the Indemnified Party shall be entitled to pursue any available remedy provided for in this Agreement or otherwise available at law or in equity.

          3.  Miscellaneous.

               (a) Authorization. The execution, delivery and performance of this agreement and the consummation of the assignment and assumption contemplated hereby, has been duly authorized by all necessary action on the part of the Assignor and the Assignee and their respective Boards of Directors.

               (b) Validity. Each party warrants and represents that this agreement has been duly executed and delivered, constitutes the legal, valid and binding obligation of such party, enforceable against it in accordance with its terms, except to the extent that such enforceability may be limited by applicable bankruptcy, insolvency, reorganization, moratorium, or other similar laws affecting the enforcement of creditors' rights, or by general principles of equity.

               (c) Survival. The covenants, agreements, representations, warranties and obligations of the parties hereto shall survive the effective date hereof and the assignment of the Assets and assumption of the Assumed Liabilities.

               (d) Further Assurances. The parties agree that from time to time hereafter, upon request, each of them will execute, acknowledge and deliver such other documents and instruments, and take such further action, as may be reasonably necessary to carry out the intent of this agreement.

               (e)   Binding Effect and Benefit.   This agreement
     shall be binding upon and inure to the benefit of the parties hereto, and their respective successors and assigns.

     Otherwise, this agreement is not intended to create any rights for the benefit of any third party.

               (f)    Governing Law.    This  agreement shall  be
     subject to and governed by the laws of the State of Delaware.

               (g)  Assignment, Amendment,  Cancellation. Neither
     this Agreement nor any obligation or right hereunder shall be amended, cancelled, assigned, transferred or otherwise discharged (other than through performance hereunder) without the prior written consent of both of the parties hereto. Assignee shall not sell, enter into any agreement to sell, or consummate any sale or other disposition of, the "Daisy" name or all or substantially all of its assets, enter into any agreement to merge or consolidate with any other entity, or consummate any such merger or consolidation, unless Assignee either requires and receives as a condition precedent to the consummation of any such transaction the express written assumption by the acquiring or surviving entity, as the case may be, of all of Assignee's obligations and liabilities under this Agreement or provides security for Assignee's obligations and liabilities under this Agreement which is reasonable under the circumstances, as determined by one of the nations six largest independent accounting firms. Any amendment, cancellation, assignment, transfer or other discharge of this Agreement or any right or obligation hereunder made in violation of this Agreement shall be void and of no force or effect.

               (h) Notices. All notices, requests and demands required or permitted under this Agreement shall be in writing and shall be deemed to have been duly given if

                    (a) delivered personally,

                    (b) sent by certified or registered mail, postage prepaid,

                    (c) sent by next-day or overnight mail or delivery, or

                    (d) sent by fax, addressed as follows:


               To Assignor:

               Brass Eagle, Inc.
               1203A North Sixth Street
               Rogers, Arkansas 72756
               Phone:  (501) 621-4390

               Fax:   (501) 986-6617
               Attention: E. Lynn Scott, President and CEO

               To Assignee:

               Daisy Manufacturing Company
               2111 South Eighth Street
               Rogers, Arkansas 72757
               Phone:  (501) 621-4203
               Fax:  (501) 631-1406
               Attention: Marvin Griffin, President

          IN WITNESS WHEREOF, the parties hereto have executed this
     Assignment effective as of the 24th day of November, 1997.

                                   ASSIGNOR:

                                   BRASS EAGLE INC.


                                   By:/s/ E. Lynn Scott

                                   Name:  E. Lynn Scott

                                   Title: President and CEO



                                   ASSIGNEE:

                                   DAISY MANUFACTURING COMPANY


                                   By:  /s/ Marvin Griffin

                                   Name: Marvin Griffin

                                   Title: President

                            ACKNOWLEDGMENT

     STATE OF ARKANSAS    )
                          )
     COUNTY OF BENTON     )

          On this the 24th day of November, 1997, before me, the undersigned officer, personally appeared E. Lynn Scott, who acknowledged himself to be the President and Chief Executive Officer of Brass Eagle Inc., a Delaware corporation, and that he, as such officer, being authorized so to do, executed the foregoing instrument in the name of and on
     behalf  of  said  corporation   for  the  purposes   therein
     contained.

          IN WITNESS WHEREOF, I hereunto set my hand and official seal.



                                   /s/ Carol A. Bowman
                                   Notary Public

     My Commission Expires:
     7/10/2002


     STATE OF ARKANSAS    )
                          )
     COUNTY OF BENTON     )

          On this the 24th day of November, 1997, before me, the undersigned officer, personally appeared Marvin Griffin who acknowledged himself to be the President of Daisy Manufacturing Company, a Delaware corporation, and that he, as such officer, being authorized so to do, executed the foregoing instrument in the name of and on behalf of said corporation for the purposes therein contained.

          IN WITNESS WHEREOF, I hereunto set my hand and official seal.


                                   /s/ Carol A. Bowman
                                        Notary Public

     My Commission Expires:

     7/10/2002

                                                        Exhibit 10(iii)

                         BRASS EAGLE INC.
                      1997 STOCK OPTION PLAN



    Section 1.  Purpose

         Brass  Eagle  Inc.(hereinafter  referred  to as  the
    "Company") hereby establishes the 1997 Stock Option Plan (the "Plan") to promote the interests of the Company and its shareholders through the (i) attraction and retention of executive officers, other key employees and consultants essential to the success of the Company; and (ii) enabling of such employees and consultants to share in the long-term growth and success of the
    Company.   The  Plan permits  the  grant of  Nonqualified
    Stock Options and Incentive Stock Options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended).

    Section 2.  Definitions

    Except as otherwise defined in the Plan, the following terms shall have the meanings set forth below:

    2.1 "Affiliate" shall have the meaning ascribed to such term in Rule 12b-2 under the Exchange Act.

    2.2 "Agreement" means a written agreement which sets forth the terms of each Award and is signed by an authorized officer of the Company.

    2.3 "Award" means individually or collectively, a grant under this Plan of Nonqualified Stock Options or Incentive Stock Options.

    2.4 "Award Date" or "Grant Date" means the date on which an Award is made by the Committee under this Plan

    2.5 "Beneficial Owner" shall have the meaning ascribed to such term in Rule 13d-3 under the Exchange Act.

    2.6 "Board" or "Board of Directors" means the Board of Directors of the Company.

    2.7 "Cashless Exercise" means the exercise of an option by the Participant through the use of a brokerage firm to make payment to the Company of the exercise price either from the proceeds of a loan to the Participant from the brokerage firm or from the proceeds of the sale of Stock issued pursuant to the exercise of the option, and upon receipt of such payment, the Company delivers the exercised shares to the brokerage firm.

    2.8  "Change  in  Control"  shall   be  deemed  to   have
         occurred if the conditions set forth in any one of the following paragraphs shall have been satisfied:

         (a)  any  person   or   persons   (as   defined   in
              Section 3(a)(9) of the Exchange Act, and shall also include any syndicate or group deemed to be a "person" under Section 13(d)(3) of the Exchange Act) acting together, excluding employee benefit plans of the Company, are or become the "beneficial owner" (as defined in Rules 13d-3 and 13d-5 under the Exchange Act or any successor provisions thereto), directly or indirectly, of securities of the Company representing twenty-five percent (25%) or more of the combined voting power of the Company's then outstanding securities; or

         (b) the Company's shareholders approve (or, in the event no approval of the Company's shareholders is required, the Company consummates) a merger, consolidation, share exchange, division or other reorganization or transaction of the Company (a "Fundamental
              Transaction") with any other corporation, other than a Fundamental Transaction which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) at least sixty percent (60%) of the combined voting power immediately after such Fundamental Transaction of (i) the Company's outstanding securities, (ii) the surviving entity's outstanding securities, or (iii) in the case of a division, the outstanding securities of each entity resulting from the division; or

         (c) the shareholders of the Company approve a plan of complete liquidation or winding-up of the Company or an agreement for the sale or disposition (in one transaction or a series of transactions) of all or substantially all of the Company's assets; or

         (d) during any period of twenty-four consecutive months, individuals who at the beginning of such period constituted the Board (including for this purpose any new director whose election or nomination for election by the Company's shareholders was approved by a vote of at least two-thirds (2/3) of the directors then still in office who were directors at the beginning of such period) cease for any reason to constitute at least a majority of the Board.

    2.9 "Code" means the Internal Revenue Code of 1986, as amended from time to time.

    2.10 "Committee" means the Compensation Committee of the Board which will administer the Plan pursuant to
         Section 3 herein.

    2.11 "Common Stock" or "Stock" means the Common Stock of the Company, with a par value of $0.01 per share, or such other security or right or instrument into which such common stock may be changed or converted in the future.

    2.12 "Company"  means  Brass Eagle  Inc.,  including  all
         Affiliates and wholly owned Subsidiaries, or any successor thereto.

    2.13 "Consultant" means a nonemployee consultant to the Company.

    2.14 "Department" means the Human Resources Department of the Company.

    2.15 "Designated Beneficiary" means the beneficiary designated by the Participant pursuant to the Participant s will and in accordance with procedures established by the Department, to receive amounts due to the Participant in the event of the Participant's death. If the Participant does not make an effective designation, then the Designated Beneficiary will be deemed to be the Participant's estate.

    2.16 "Disability" means a determination by the Committee of "Total Disability," based on medical evidence that precludes the Participant from engaging in any occupation or employment for wage or profit for at least twelve months and appears to be permanent.

    2.17 "Divestiture" means the sale of, or closing by, the Company of the business operations in which the Participant is employed, or the elimination of the Participant's position at the Company's discretion.

    2.18 "Exchange Act"  means the Securities Exchange Act of
         1934, as amended.

    2.19 "Executive Officer" means any employee designated by the Company as an officer or any employee covered by Rule 16b-3 of the Exchange Act.

    2.20 "Fair Market  Value" means, on  any given  date, the
         (i) average of the closing bid and ask price as reported by the Nasdaq National Market on that date or (ii) if the stock hereafter becomes listed on a stock exchange, the closing price of Stock as reported on the exchange on such day or, if no Shares were traded on the exchange on such day, then on the next preceding day that Stock was traded on such exchange, all as reported by such source as the Committee may select.

    2.21 "Full-time Employee" means an employee designated by the Company's Department as being a "permanent, full-time employee" who is eligible for all plans and programs of the Company set forth for such employees. This designation excludes all part-time, temporary, or contract employees or consultants to the Company.

    2.22 "Incentive Stock Option" or "ISO" means an option to purchase Stock, granted under Section 6 herein, which is designated as an incentive stock option and is intended to meet the requirements of Section 422A of the Code.

    2.23 "Key Employee" means an officer or other key employee of the Company or its Subsidiaries, who, in the opinion of the Committee, can contribute significantly to the growth and profitability of, or perform services of major importance to, the Company and its Subsidiaries.

    2.24 "Nonqualified Stock Option" or "NQSO" means an option to purchase Stock, granted under Article 6 herein, which is not intended to be an Incentive
         Stock Option.

    2.25 "Option"  means  an  Incentive  Stock  Option  or  a
         Nonqualified Stock Option.

    2.26 "Participant" means a Key Employee or Consultant who has been granted an Award under the Plan.

    2.27 "Person" shall have the meaning ascribed to such term in Section 3(a)(9) of the Exchange Act and used in Sections 13(d) and 14(d) thereof, including a "group" as defined in Section 13(d).

    2.28 "Plan" means  the Brass Eagle  Inc.1997 Stock Option
         Plan as herein described and as hereafter from time to time amended.

    2.29 "Rule 16b-3"  means Rule 16b-3  under Section  16(b)
         of  the Exchange  Act  as  adopted in  Exchange  Act
         Release  No.   34-37260  (May  31,  1996),   or  any
         successor rule as amended from time to time.

    2.30 "Section 162(m)" means Section 162(m) of the Code, or any successor section under the Code, as amended from time to time and as interpreted by final or proposed regulations promulgated thereunder from time to time.

    2.31 "Securities Act"  means the  Securities Act of  1933
         and   the   rules   and    regulations   promulgated
         thereunder, or any successor law, as amended from time to time.

    2.32 "Stock" or "Shares" means the Common Stock of the Company.

    2.33 "Subsidiary" means a corporation in which the Company owns, either directly or through one or more of its Subsidiaries, at least 50% of the total combined voting power of all classes of stock.

    Section 3.  Administration

    3.1 The Committee. The Plan shall be administered and interpreted by the Committee which shall have full authority and all powers necessary or desirable for such administration. The express grant in this Plan of any specific power to the Committee shall not be construed as limiting any power or authority of the Committee. In its sole and complete discretion the Committee may adopt, alter, suspend and repeal any such administrative rules, regulations, guidelines, and practices governing the operation of the Plan as it shall from time to time deem advisable. In addition to any other powers and, subject to the provisions of the Plan, the Committee shall have the following specific powers: (i) to determine the terms and conditions upon which the Awards may be made and exercised; (ii) to determine all terms and provisions of each Agreement, which need not be identical for types of awards nor for the same type of award to different participants; (iii) to construe and interpret the Agreements and the Plan; (iv) to establish, amend, or waive rules or regulations for the Plan's administration; (v) to accelerate the exercisability of any Award; and (vi) to make all other determinations and take all other actions necessary or advisable for the administration of the Plan. The Committee may take action by a meeting in person, by unanimous written consent, or by meeting with the assistance of communications equipment which allows all Committee members participating in the meeting to communicate in either oral or written form. The Committee may seek the assistance or advice of any persons it deems necessary to the proper administration of the Plan.

    3.2 Selection of Participants. The Committee shall have sole and complete discretion in determining those Key Employees and Consultants to the Company who shall participate in the Plan. The Committee may request recommendations for individual awards from the Chief Executive Officer of the Company and may delegate to the Chief Executive Officer of the Company the authority to make Awards to Participants who are not Executive Officers of the Company, subject to a fixed maximum Award amount for such a group and a maximum Award amount for any one Participant, as determined by the Committee. Awards made to the Executive Officers shall be determined by the Committee.

    3.3 Committee Decisions. All determinations and decisions made by the Committee pursuant to the provisions of the Plan shall be final, conclusive, and binding upon all persons, including the Company, its stockholders, employees, Participants, and Designated Beneficiaries, except when the terms of any sale or award of shares of Stock or any grant of rights or Options under the Plan are required by law or by the Articles of Incorporation or Bylaws of the Company to be approved by the Company's Board of Directors or shareholders prior to any such sale, award or grant.

    3.4 Rule 16b-3 Requirements. Notwithstanding any other provision of the Plan, the Committee may impose such conditions on any Award, and the Board may amend the Plan in any such respects, as may be required to satisfy the requirements of Rule 16b-3 under the Exchange Act, as amended (or any successor or similar rule), or
    Section 162(m) of the Internal Revenue Code.

    3.5 Indemnification of Committee. In addition to such other rights of indemnification as they may have as directors or as members of the Committee, the members of the Committee shall be indemnified by the Company against reasonable expenses incurred from their administration of the Plan. Such reasonable expenses include, but are not limited to, attorneys' fees, actually and reasonably incurred in connection with the defense of any action, suit or proceeding, or in connection with any appeal therein, to which they or any of them may be a party by reason of any action taken or failure to act under or in connection with the Plan or any Award granted or made hereunder, and against all amounts reasonably paid by them in settlement thereof or paid by them in satisfaction of a judgment in any such action, suit or proceeding, if such members acted in good faith and in a manner which they believed to be in, and not opposed to, the best interests of the Company and its Subsidiaries.

    Section 4.  Eligibility

    The Committee in its sole and complete discretion shall determine the Key Employees, including officers, and Consultants who shall be eligible for participation under the Plan, subject to the following limitations:
    (i) no non-Employee director of the Company shall be eligible to participate under the Plan; (ii) no person owning, directly or indirectly, more than 10% of the total combined voting power of all classes of stock of the Company shall be eligible to participate under the
    Plan; and (iii) only Full-time Employees shall be eligible to be awarded Incentive Stock Options.

    Section 5.  Shares Subject to the Plan

    5.1 Number of Shares. Subject to adjustment as provided in Section 5.4 herein, the maximum aggregate number of Shares that may be issued pursuant to Awards made under the Plan shall not exceed Four Hundred Thirty Thousand (430,000) Shares of Stock. No Participant may receive an Award which would cause such Participant to be issued more than 50% of the total number of Shares issued over the life of the Plan. Shares of Stock may be available from the authorized, but unissued Shares of Stock or treasury Shares. Except as provided in Sections 5.2 and 5.3 herein, the issuance of Shares in connection with the exercise of, or as other payment for, Awards under the Plan shall reduce the number of Shares available for future Awards under the Plan.

    5.2 Lapsed Awards of Forfeited Shares. In the event that (i) any Option granted under the Plan terminates, expires, or lapses for any reason other than exercise of the Award, or (ii) if Shares issued pursuant to the Awards are canceled or forfeited for any reason, such Shares subject to such Award shall thereafter be again available for grant of an Award under the Plan.

    5.3 Delivery of Shares as Payment. In the event a Participant pays for any Option through the delivery of previously acquired shares of Stock, the number of shares of Stock available for Awards under the Plan shall be increased by the number of shares surrendered by the Participant, subject to Rule 16b-3 under the Exchange Act as interpreted by the Securities and Exchange Commission or its staff.

    5.4 Capital Adjustments. The number and class of Shares subject to each outstanding Award, the Option Price and the aggregate number, type and class of Shares for which Awards thereafter may be made shall be subject to adjustment, if any, as the Committee deems appropriate, based on the occurrence of a number of specified and non-specified events. Such specified events are discussed herein this Section 5.4, but such discussion is not intended to provide an exhaustive list of such events which may necessitate such adjustments.

    (a) If the outstanding shares of the Company are increased, decreased or exchanged through merger, consolidation, sale of all or substantially all of the property of the Company, reorganization, recapitalization, reclassification, stock dividend, stock split or other distribution in respect to such Shares, for a different number or type of Shares, or if additional Shares or new or different Shares are distributed with respect to such Share, an appropriate and proportionate adjustment shall be made in: (i) the maximum number of shares of Stock available for the Plan as provided in Section
         5.1 herein, (ii) the type of shares or other securities available for the Plan, (iii) the number of shares of Stock subject to any then outstanding Awards under the Plan, and (iv) the price (including Exercise Price) for each share of Stock (or other kind of shares or securities) subject to then outstanding awards, but without change in the aggregate purchase price as to which such Options remain exercisable.

    (b) In the event other events not specified above in this Section 5.4, such as any extraordinary cash dividend, split-up, spin-off, combination, exchange of shares, warrants or rights offering to purchase Common Stock, or other similar corporate event, affect the Common Stock such that an adjustment is necessary to maintain the benefits or potential benefits intended to be provided under this Plan, then the Committee in its discretion may make adjustments to any or all of (i) the number and type of shares which thereafter may be optioned and sold and (ii) the number and Option Price of each share of Stock subject to then outstanding awards, but without change in the aggregate purchase price as to which such Options remain exercisable.

    (c) Any adjustment made by the Committee pursuant to the provisions of this Section 5.4, subject to approval by the Board of Directors, shall be final, binding and conclusive. A notice of such adjustment, including identification of the event causing such an adjustment, the calculation method of such adjustment, and the change in price and the number of shares of Stock, or securities, cash or property purchasable subject to each Award shall be sent to each Participant. No fractional interests shall be issued under the Plan based on such adjustments.

    Section 6.  Stock Options

    6.1 Grant of Stock Options. Subject to the terms and provisions of the Plan and applicable law, the Committee, at any time and from time to time, may grant Options to Key Employees and Consultants as it shall determine. The Committee shall have sole and complete discretion in determining the type of Option granted, the Option Price (as hereinafter defined), the duration of the Option, the number of Shares to which an Option pertains, any conditions imposed upon the exercisability of the Options, the conditions under which the Option may be terminated, any restrictions upon the Stock awarded pursuant to the exercise of an Option and any such other provisions as may be warranted to comply with the law or rules of any securities trading system or stock exchange. Each Option grant shall have such specified terms and conditions detailed in an Award Agreement. The Agreement shall specify whether the Option is intended to be an Incentive Stock Option within the meaning of Section 422A of the Code, or a Nonqualified Stock Option not intended to be within the provisions of Section 422A of the Code.

    6.2 Option Price. The exercise price per share of Stock covered by an Option ("Option Price") shall be determined at the time of grant by the Committee, subject to the limitation that the Option Price shall not be less than 100% of Fair Market Value of the Stock on the Grant Date.

    6.3 Exercisability. Options granted under the Plan shall be exercisable at such times and be subject to such restrictions and conditions as the Committee shall determine, which will be specified in the Award Agreement and need not be the same for each Participant. However, no Option granted under the Plan may be exercisable until the expiration of at least six months after the Grant Date (except that such limitations shall not apply in the case of death or disability of the Participant, or a Change in Control of the Company), nor after the expiration of ten years from the Grant Date.

    6.4 Method of Exercise. Options shall be exercised by the delivery of a written notice from the Participant to the Company in the form prescribed by the Committee setting forth the number of Shares with respect to which the Option is to be exercised, accompanied by full payment for the Shares. The Option price shall be
    payable  to  the   Company  in  full  in  cash,   or  its
    equivalent, or by delivery of Shares of Stock (not subject to any security interest or pledge) valued at Fair Market Value at the time of exercise or by a
    combination  of  the  foregoing.   In  addition,  at  the
    request of the Participant, and subject to applicable laws and regulations, the Company may (but shall not be required to) cooperate in a "Cashless Exercise" of the Option. As soon as practicable, after receipt of written notice and payment, the Company shall deliver to the Participant, stock certificates in an appropriate amount based upon the number of Shares with respect to which the option is exercised, issued in the Participant's name.

    6.5 Change in Control. In the event of a Change in Control, the Committee may, in its sole and complete discretion, accelerate the exercisability of any unexercisable Option and release any restrictions on any Stock awarded pursuant to the exercise of any Option.

    Section 7.  General Provisions

    7.1 Plan Term. The Plan was adopted on November 20, 1997 by the Board. Subject to shareholder approval, the Plan shall be effective on November 26, 1997. Any Options granted under this Plan shall be granted subject to stockholder approval of the Plan. The Plan terminates December 31, 2007; however, all Awards made prior to, and outstanding on such date, shall remain valid in accordance with their terms and conditions.

    7.2 Withholding. The Company shall have the right to deduct or withhold, or require a Participant to remit to the Company, any taxes required by law to be withheld from Awards made under this Plan. The Committee may require the Participant to remit to the Company the amount of any taxes required to be withheld from payment in Common Stock, or, in lieu thereof, the Company may withhold (or the Participant may be provided the opportunity to elect to tender) the number of shares of Common Stock equal in Fair Market Value to the amount required to be withheld.

    7.3 Awards. Each Award granted under the Plan shall be evidenced in a corresponding Award Agreement provided in writing to the Participant, which shall specify the terms, conditions and any rules applicable to the Award, including but not limited to the effect of a Change in Control, or death, Disability, Divestiture or other termination of employment of the Participant on the Award.

    7.4 Nontransferability. No Award granted under the Plan may be sold, transferred, pledged, assigned, or otherwise alienated or hypothecated, except by will or the laws of descent and distribution. Further, no lien, obligation, or liability of the Participant may be assigned to any right or interest of any Participant in an Award under this Plan.

    7.5 Exercisability of Awards. All rights with respect to Awards granted to a Participant under the Plan shall be exercisable during his or her lifetime only by such Participant or his or her guardian or legal representative.

    7.6   No Right to  Employment.   No granting of  an Award
    shall be construed as a right to employment with the Company.

    7.7 Rights as Shareholder. No Participant or Designated Beneficiary shall be deemed a shareholder of the Company nor have any rights as such with respect to any Shares of Common Stock to be provided under the Plan until he or she has become the holder of such shares.

    7.8 Amendment of Plan. The Committee or Board of Directors may amend, suspend, or terminate the Plan or any portion thereof at any time, provided such amendment is made with shareholder approval if such approval is necessary to comply with any tax or regulatory requirement, including for these purposes any approval requirement which is a requirement for exemptive relief under Section 16(b) of the Exchange Act or an exception under Section 162(m) of the Code. The Committee in its discretion may amend the Plan so as to conform with local rules and regulations subject to any provisions to the contrary specified herein.

    7.9 Amendment of Award. In its sole and complete discretion, the Committee may at any time amend any Award for the following reasons: (i) additions and/or changes to the Code, any federal or state securities law, or other law or regulations applicable to the Award; or (ii) any other event not described in clause
    (i) occurs and the Participant gives his or her consent to such amendment.

    7.10 Exemption from Computation of Compensation for Other Purposes. By acceptance of an applicable Award under this Plan, subject to the conditions of such Award, each Participant shall be considered in agreement that all shares of Stock sold or awarded and all Options granted under this Plan shall be considered special incentive compensation and will be exempt from inclusion as "wages" or "salary" in pension, retirement, life insurance, and other employee benefits arrangements of the Company, except as determined otherwise by the Company. In addition, each Designated Beneficiary of a deceased Participant shall be in agreement that all such Awards or grants will be exempt from inclusion in "wages" or "salary" for purposes of calculating benefits of any life insurance coverage sponsored by the Company.

    7.11 Legend. In its sole and complete discretion, the Committee may elect to legend certificates representing shares of Stock sold or awarded under the Plan, to make appropriate references to the restrictions imposed on such shares.

    7.12 Certain Participants. All Award Agreements for Participants subject to Section 16(b) of the Exchange Act shall be deemed to include any such additional terms, conditions, limitations and provisions as Rule 16b-3 requires, unless the Committee in its discretion determines that any such Award should not be governed by Rule 16b-3.

    7.13 Construction of the Plan. The Plan, and its rules, rights, agreements and regulations, shall be governed, construed, interpreted and administered solely in accordance with the laws of the state of Arkansas. If the event any provision of the Plan shall be held invalid, illegal or unenforceable, in whole or in part, for any reason, such determination shall not affect the validity, legality or enforceability of any remaining provision, portion of provision or Plan overall, which shall remain in full force and effect as if the Plan had been absent the invalid, illegal or unenforceable provision or portion thereof.



         As Adopted November 20, 1997

                                                        Exhibit 10(iv)

                          BRASS EAGLE INC.
                    EMPLOYEE STOCK PURCHASE PLAN




     Section 1. Purpose

     The  Brass Eagle  Inc. Employee  Stock Purchase  Plan (the
      Plan ) is intended to provide a method whereby employees of Brass Eagle Inc. and its subsidiary corporations (hereinafter referred to, unless the context otherwise requires, as the Company ) will have an opportunity to acquire a proprietary interest in the Company through the purchase of shares of the Common Stock of the Company. It is the intention of the Company to have the Plan qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended (the
      Code ). The provisions of the Plan shall be construed so as to extend and limit participation in a manner consistent with the requirements of that Section of the Code.

     Section 2.  Definitions

     Except as otherwise defined in the Plan, the following terms shall have the meanings set forth below:

     2.1   Base  Pay   means  regular   straight-time  earnings
          excluding  payments  for  overtime,   shift  premium,
          bonuses and other special payments, commissions and other marketing incentive payments.

     2.2 Committee means the Compensation Committee of the Board which will administer the Plan pursuant to
          Section 11 herein.

     2.3   Employee   means  any   person  who  is  customarily
          employed for more than five (5) months in any calendar year and is regularly scheduled to work more than 30 hours per week.

     2.4   Participant   means  an  Employee  who has  met  the
          eligibility  requirements  of  Section  3.1  and  has
          executed  an  authorization  for   payroll  deduction
          pursuant to Section 3.4.

     2.5   Stock  means the Common Stock of the Company.

     2.6   Subsidiary Corporation  means a corporation which is
          a   subsidiary  corporation  of  Brass Eagle  Inc. as
          that term is defined in Section 424 of the Code.

     Section 3.  Eligibility and Participation

     3.1 Initial Eligibility. Any Employee who shall have completed ninety (90) days' employment and shall be employed by the Company on the date his participation in the Plan is to become effective shall be eligible to participate in Offerings under the Plan which commence on or after such ninety day period has concluded.

     3.2 Leave of Absence. For purposes of participation in the Plan, a person on leave of absence shall be deemed to be an Employee for the first 90 days of such leave of absence and such Employee's employment shall be deemed to have terminated at the close of business on the 90th day of such leave of absence unless such employee shall have returned to regular employment prior to the close of business on such 90th day. Termination by the Company of any Employee's leave of absence, other than termination of such leave of absence on return to employment, shall terminate an Employee's employment for all purposes of the Plan and shall terminate such Employee's participation in the Plan and right to exercise any option.

     3.2 Restrictions on Participation. Notwithstanding any provisions of the Plan to the contrary, no Employee shall be granted an option to participate in the Plan:

     (a) if, immediately after the grant, such Employee would own stock, and/or hold outstanding options to purchase stock, possessing 5% or more of the total combined voting power or value of all classes of stock of the Company (for purposes of this paragraph, the rules of Section 424(d) of the Code shall apply in determining stock ownership of any Employee); or

     (b) which permits his rights to purchase stock under all employee stock purchase plans of the Company to accrue at a rate which exceeds $25,000 in fair market value of the stock (determined at the time such option is granted) for each calendar year in which such option is outstanding.

     3.4 Commencement of Participation. An eligible Employee may become a Participant by completing an authorization for a payroll deduction on the form provided by the Company and filing it with the office of the Treasurer of the Company on or before the date set therefor by the Committee, which date shall be prior to the Offering Commencement Date for the Offering (as such terms are defined below). Payroll deductions for a Participant shall commence on the applicable Offering Commencement Date when his authorization for a payroll deduction becomes effective and shall end on the Offering Termination Date (as such term is defined below) of the Offering to which such authorization is applicable unless sooner terminated by the Participant as provided in Section 8.

     Section 4.  Offerings

     4.1 Three Offerings. The Plan will be implemented by three overlapping offerings of Stock (the Offerings ). The first Offering shall begin on January 15, 1998, and the next two Offerings shall begin on the 1st day of January in each of the years 1999 and 2000. Each Offering shall terminate on December 31 of the same calendar year. The maximum number of shares of Stock issued in the respective years shall be:

          From January  15, 1998, to December  31, 1998: 20,000
          shares.

          From January 1, 1999, to December 31, 1999: 25,000 shares plus unissued shares from the prior Offerings, whether offered or not.

          From January 1, 2000, to December 31, 2000: 25,000 shares plus unissued shares from the prior Offerings, whether offered or not.

     As used  in the  Plan,  Offering Commencement  Date  means the  commencement  date on  which the  particular Offering
     begins.    Offering  Termination Date   means the  date on
     which the particular Offering terminates.

     Section 5  Payroll Deductions

     5.1 Amount of Deduction. At the time a Participant files his authorization for payroll deduction, he or she shall elect to have deductions made from his or her pay on each payday during the time he or she is a Participant in an Offering at the rate of 1, 2, 3, 4, 5, 6, 7, 8, 9 or 10% of his or her Base Pay in effect at the Offering Commencement Date of such Offering.

     5.2   Participant's Account.  All  payroll deductions made
     for  a Participant shall be credited to his or her account
     under the Plan.   A Participant may not make  any separate
     cash payment into such account.

     5.3 Changes in Payroll Deductions. A Participant may discontinue his participation in the Plan as provided in
     Section 8, but no other change can be made during an Offering and, specifically, a Participant may not alter the amount of his or her payroll deductions for that Offering.

     5.4 Leave of Absence. If a Participant goes on a leave of absence, such Participant shall have the right to elect:

     (a) to withdraw the balance in his or her account pursuant to Section 8.1,

     (b) to discontinue contributions to the Plan but remain a Participant in the Plan (until the time provided in Section 8.4) with payroll deductions to be made from payments by the Company to the Participant during such leave of absence.

     Section 6  Granting of Options

     6.1 Number of Option Shares. On the Offering Commencement Date of each Offering, a Participant shall be deemed to have been granted an option to purchase a maximum number of shares of Stock equal to an amount determined as follows:

     (a) that percentage of the Participant's Base Pay which he or she has elected to have withheld (but not in any case in excess of 10%) multiplied by

     (b) the Participant's Base Pay during the period of the Offering

     (c) divided by 85% of the market value of the Stock on the applicable Offering Commencement Date.

     The market value of the Stock shall be determined as provided in paragraphs (a) of Section 6.2 below. A Participant's Base Pay during the period of the Offering shall be determined by multiplying his or her normal weekly rate of pay (as in effect on the last day prior to the Offering Commencement Date of the particular Offering) by 58 or the hourly rate (as in effect on the last day prior to the Offering Commencement Date of the particular Offering) by 2,320 for the first Offering, or, in the case of the two subsequent Offerings, by 104 or 4,160, as the case may be, provided that, in the case of a part time hourly Employee, the Employee's Base Pay during the period of the Offering shall be determined by multiplying such Employee's hourly rate (as in effect on the last day prior to the Offering Commencement Date of the particular Offering) by the number of regularly scheduled hours of work for such employee during such Offering.

     6.2   Option Price.   The option price  of Stock purchased
     with payroll deductions made during each Offering for a Participant therein shall be the lower of:

     (a)  85% of the closing price of the Stock on the Offering
          Commencement Date or the nearest prior business day on which trading occurred on the NASDAQ National
          Market System; or

     (b)  85% of the closing price of the Stock on the Purchase
          Date (as such term is defined below) or the nearest prior business day on which trading occurred on the NASDAQ National Market System.

     If the Stock is not admitted to trading on any of the aforesaid dates for which closing prices of the stock are to be determined, then reference shall be made to the fair market value of the Stock on that date, as determined on such basis as shall be established or specified for the purpose by the Committee.

     Section 7  Exercise of Option

     7.1 Purchase Date. The Purchase Date for the first Offering shall be December 31, 1998. The Purchase Date for the second Offering shall be December 31, 1999. The Purchase Date for the third and final Offering shall be December 31, 2000.

     7.2 Automatic Exercise. Unless a Participant gives written notice to the Company as hereinafter provided, his option for the purchase of Stock with payroll deductions made during any Offering will be deemed to have been exercised automatically on the Purchase Date applicable to such Offering, for the purchase of the number of shares of Stock which the accumulated payroll deductions in his account on the Purchase Date will purchase at the applicable option price (but not in excess of the number of shares of Stock for which options have been granted to the employee pursuant to Section 6.1). Notwithstanding the foregoing, in no event shall more than five hundred
     (500) shares of Stock be purchased by any Participant on December 31, 1998, and no more than two hundred fifty
     (250) shares of Stock be purchased by any Participant on any subsequent Purchase Date. Any amount remaining in the Participant's account after the Offering Termination Date will be returned to the Participant.

     7.3 Fractional Shares of Stock. Fractional shares of Stock will not be issued under the Plan and any accumulated payroll deductions which would have been used to purchase fractional shares of Stock will be returned to any Participant promptly following the termination of an Offering, without interest.

     7.4 Transferability of Option. During a Participant's lifetime, options held by such Participant shall be exercisable only by that Participant.

     7.5 Delivery of Stock. As promptly as practicable after the Purchase Dates during each Offering, the Company will deliver to each Participant, as appropriate, the stock purchased upon exercise of his option.

     Section 8  Withdrawal

     8.1 In General. A Participant may withdraw payroll deductions credited to his account under the Plan at any time by giving written notice to the Treasurer of the Company. All of the Participant's payroll deductions credited to his account, without interest, will be paid to him promptly after receipt of his notice of withdrawal, and no further payroll deductions will be made from his pay during such Offering. The Company may, at its option, treat any attempt to borrow by an employee on the security of his accumulated payroll deductions as an election to withdraw such deductions.

     8.2 Effect on Subsequent Participation. A Participant's withdrawal from any Offering will not have any effect upon his eligibility to participate in any succeeding Offering or in any similar plan which may hereafter be adopted by the Company.

     8.3 Termination of Employment. Upon termination of the Participant's employment for any reason, including retirement or death (but excluding continuation of a leave of absence for a period beyond 90 days), the payroll deductions credited to his account, without interest, will be returned to the Participant, or, in the case of the Participant's death, to the Participant's estate.

     8.4 Leave of Absence. A Participant on leave of absence shall, pursuant to Section 5.4, continue to be a Participant in the Plan so long as such Participant is on continuous leave of absence. A Participant who has been on leave of absence for more than 90 days and who therefore is not an Employee pursuant to Section 3.2 for participation in the Plan shall not be entitled to participate in any Offering commencing after the 90th day of such leave of absence. Notwithstanding any other provisions of the Plan, unless a Participant on leave of absence returns to regular full time or part time employment with the Company at the earlier of: (a) the termination of such leave of absence or (b) three months from the 90th day of such leave of absence, such Participant's participation in the Plan shall terminate on whichever of such dates first occurs and the payroll deductions credited to the Participant's account will be returned to the Participant without interest.

     Section 9  Interest

     9.1  Payment  of Interest.   No interest  will be paid  or
     allowed on any money paid into the Plan or credited to the account of any Participant.

     Section 10  Stock

     10.1 Maximum Shares of Stock. The maximum number of shares of Stock which shall be issued under the Plan, subject to adjustment upon changes in capitalization of the Company as provided in Section 12.3 shall be 70,000 shares of Stock. If the total number of shares of Stock for which options are exercised on any Purchase Date in accordance with Section 6 exceeds the maximum number of shares of Stock for the applicable Offering, the Company shall make a pro rata allocation of the shares of Stock available for delivery and distribution in as nearly a uniform manner as shall be practicable and as it shall determine to be equitable.

     10.2    Participant's  Interest  in  Option  Stock.    The
     Participant will have no interest in Stock covered by his option until such option has been exercised.

     10.3. Registration of Stock. Stock to be delivered to a Participant under the Plan will be registered in the name of the Participant, or, if the Participant so directs by written notice to the Treasurer of the Company prior to the Purchase Date applicable thereto, in the names of the Participant and one such other person as may be designate by the Participant, as joint tenants with rights of survivorship or as tenants by the entireties, to the extent permitted by applicable law.

     10.4 Restrictions on Exercise. The Board of Directors of the Company may, in its discretion, require as conditions to the exercise of any option that the shares of Stock reserved for issuance upon the exercise of the option shall have been duly listed, upon official notice of issuance, upon a stock exchange, and that either:

     (a)   a Registration Statement under the Securities Act of
          1933, as amended, with respect to said shares of Stock shall be effective, or

     (b) the Participant shall have represented at the time of purchase, in form and substance satisfactory to the Company, that it is his intention to purchase the shares of Stock for investment and not for resale or distribution.

     Section 11  Administration

     11.1 Authority of Committee. Subject to the express provisions of the Plan, the Committee shall have plenary authority in its discretion to interpret and construe any and all provisions of the Plan, to adopt rules and regulations for administering the Plan, and to make all other determinations deemed necessary or advisable for administering the Plan. The Committee's determination on the foregoing matters shall be conclusive.

     11.2 Rules Governing the Administration of the Committee. The Committee may select one of its members as its Chairman and shall hold its meetings at such times and places as it shall deem advisable and may hold telephonic meetings. A majority of its members hall constitute a quorum. All determinations of the Committee shall be made by a majority of its members. The Committee may correct any defect or omission or reconcile any inconsistency in the Plan, in the manner and to the extent it shall deem desirable. Any decision or determination reduced to writing and signed by a majority of the members of the Committee shall be as fully effective as if it had been made by a majority vote at a meeting duly called and held. The Committee may appoint a secretary and shall make such rules and regulations for the conduct of its business as it shall deem advisable.

     Section 12  Miscellaneous

     12.1 Transferability. Neither payroll deductions credited to a Participant's account nor any rights with regard to the exercise of an option or to receive Stock under the Plan may be assigned, transferred, pledged, or otherwise disposed of in any way by the Participant. Any such attempted assignment, transfer, pledge or other disposition shall be without effect, except that the Company may treat such act as an election to withdraw pursuant to Section 8.1.

     12.2 Use of Funds. All payroll deductions received or held by the Company under this Plan may be used by the Company for any corporate purpose and the Company shall not be obligated to segregate such payroll deductions.

     12.3  Adjustment Upon Changes in Capitalization.

     (a) If, while any options are outstanding, shares of Stock have increased, decreased, changed into, or been exchanged for a different number or kind of shares or securities of the Company through
          reorganization,       merger,       recapitalization,
          reclassification, stock split, reverse stock split or similar transaction, appropriate and proportionate adjustments may be made by the Committee in the number and/or kind of shares which are subject to purchase under outstanding options and on the option exercise price or prices applicable to such outstanding options. In addition, in any such event, the number and/or kind of shares which may be offered in the Offerings described in Section 4 hereof shall also be proportionately adjusted. No adjustments shall be made for stock dividends. For the purposes of this Paragraph, any distribution of shares of Stock to shareholders in an amount aggregating 20% or more of the outstanding shares of Stock shall be deemed a stock split and any distributions of shares of Stock aggregating less than 20% of the outstanding shares of Stock shall be deemed a stock dividend.

     (b) Upon the dissolution or liquidation of the Company, or upon a reorganization, merger or consolidation of the Company with one or more corporations as a result of which the Company is not the surviving corporation, or upon a sale of substantially all of the property or stock of the Company to another corporation, the holder of each option then outstanding under the Plan will thereafter be entitled to receive at the next Purchase Date upon the exercise of such option for each share as to which such option shall be exercised, as nearly as reasonably may be determined, the cash, securities and/or property which a holder of one share of the Common stock was entitled to receive upon and at the time of such transaction. The Board of Directors shall take such steps in connection with such transactions as the Board shall deem necessary to assure that the provisions of this Section 12.3 shall thereafter be applicable, as nearly as reasonably may be determined, in relation to the said cash, securities and/or property as to which such holder of such option might thereafter be entitled to receive.

     12.4 Amendment and Termination. The Committee or Board of Directors of the Company shall have complete power and authority to terminate or amend the Plan; provided, however, that the Committee or the Board of Directors shall not, without the approval of the stockholders of Brass Eagle Inc.:

     (a) increase the maximum number of shares of Stock which may be issued under any Offering (except pursuant to Section 12.3);

     (b) amend the requirements as to the class of employees eligible to purchase stock under the Plan or permit the members of the Committee to purchase stock under the Plan. No termination, modification, or amendment of the Plan may, without the consent of an employee then having an option under the Plan to purchase stock, adversely affect the rights of such employee under such option.

     12.5 Effective Date. The Plan shall become effective as of December 1, 1997, subject to approval by the holders of the majority of the Common Stock of Brass Eagle Inc. present and represented at or acting informally in lieu of a special or annual meeting of the shareholders held on or before November 30, 1998. If the Plan is not so approved, the Plan shall not become effective.

     12.6 No Employment Rights. The Plan does not, directly or indirectly, create any right for the benefit of any Employee or class of employees to purchase any shares of Stock under the Plan, or create in any Employee or class of employees any right with respect to continuation of employment by the Company, and it shall not be deemed to interfere in any way with the Company's right to terminate, or otherwise modify, an Employee's employment at any time.

     12.7 Effect of Plan. The provisions of the Plan shall, in accordance with its terms, be binding upon, and inure to the benefit of, all successors of each Employee participating in the Plan, including, without limitation, such employee's estate and the executors, administrators or trustees thereof, heirs and legatees, and any receiver, trustee in bankruptcy or representative of creditors of such Employee.

     12.8   Governing Law.   The law  of the State  of Arkansas
     will govern all matters relating to this Plan except to the extent it is superseded by the laws of the United
     States.



          As Approved by Shareholders November 20, 1997

                                                         Exhibit 10(v)

                    INDEMNIFICATION AGREEMENT

                        MARVIN W. GRIFFIN

          This AGREEMENT is  made by and between BRASS  EAGLE
     INC. (the Company ) and MARVIN W. GRIFFIN ( Griffin ) as of November 24, 1997.

          WHEREAS, Griffin is currently a Director of the Company and the holder of shares of the Company's
     Preferred Stock (the  Preferred Stock ); and

          WHEREAS, as the result of the Company's recent recapitalization the Company is no longer authorized to issue Preferred Stock and Griffin's shares of Preferred Stock have been canceled (the Recapitalization ); and

          WHEREAS, the  Company desires  to indemnify Griffin
     and  hold  him harmless  from  any  adverse  income  tax
     consequences  arising   from  or  attributable  to   the
     cancellation of the Preferred Stock.

          NOW, THEREFORE, in consideration of the services rendered, and to be rendered, by Griffin to and on behalf of the Company, the Company agrees as follows:

          1. The Company shall indemnify and hold Griffin harmless from any adverse income tax consequences arising from or attributable to the cancellation of the shares of Preferred Stock in connection with the Recapitalization including any attorney's fees associated with the Recapitalization including any attorney's fees associated with any protest or other challenge contemplated by paragraph 3 hereof (the
      Indemnification ).

          2. The Indemnification shall be accomplished on an after-tax basis as to Griffin.

          3. Griffin and the Company agree to cooperate in protesting or challenging any assessment or other proposal by any taxing authority to impose any tax liability arising from or attributable to the cancellation of the Preferred Stock in connection with the Recapitalization; provided, however, that the Company reserves the right to require Griffin to abandon any such protest or other challenge, subject to the Company's Indemnification obligation.

          4. Griffin shall promptly notify the Company of any proposed assessment or other attempt by any taxing authority to impose any tax liability on Griffin which is subject to the Company's Indemnification obligation.

          5.   This  Agreement   shall  be   binding  on  the
     Company's successors and assigns and shall inure to the benefit of Griffin s heirs and asigns.

          IN WITNESS WHEREOF, the Company, by its duly authorized officer, and Griffin have entered into this Agreement as of the day first above written.

                                   BRASS EAGLE INC.


                                   By: /s/ Lynn Scott

                                   Title: President


                                   /s/ Marvin W. Griffin
                                   MARVIN W. GRIFFIN

                                                           Exhibit 10(vi)

                    INDEMNIFICATION AGREEMENT

                          E. LYNN SCOTT

          This AGREEMENT is  made by and between BRASS  EAGLE
     INC. (the  Company ) and E.  LYNN SCOTT ( Scott )  as of
     November 24, 1997.

          WHEREAS, Scott is currently an officer and an employee of the Company and the holder of shares of the Company's Preferred Stock (the Preferred Stock ); and

          WHEREAS, as the result of the Company's recent recapitalization the Company is no longer authorized to issue Preferred Stock and Scott's shares of Preferred Stock have been canceled (the Recapitalization ); and

          WHEREAS,  the  Company  desires to  indemnify Scott
     and  hold  him harmless  from  any  adverse  income  tax
     consequences  arising   from  or  attributable  to   the
     cancellation of the Preferred Stock.

          NOW, THEREFORE, in consideration of the services rendered, and to be rendered, by Scott to and on behalf of the Company, the Company agrees as follows:

          1.   The  Company  shall  indemnify and  hold Scott
     harmless from any adverse income tax consequences arising from or attributable to the cancellation of the shares of Preferred Stock in connection with the Recapitalization including any attorney's fees associated with any protest or other challenge contemplated by paragraph 3 hereof (the
      Indemnification ).

          2. The Indemnification shall be accomplished on an after-tax basis as to Scott.

          3. Scott and the Company agree to cooperate in protesting or challenging any assessment or other proposal by any taxing authority to impose any tax liability arising from or attributable to the cancellation of the Preferred Stock in connection with the Recapitalization; provided, however, that the Company reserves the right to require Scott to abandon any such protest or other challenge, subject to the Company's Indemnification obligation.

          4. Scott shall promptly notify the Company of any proposed assessment or other attempt by any taxing authority to impose any tax liability on Scott which is subject to the Company's Indemnification obligation.

          5.   This  Agreement  shall  be   binding  on   the
     Company's successors and assigns and shall inure to the benefit of Scott's heirs and assigns.

          IN WITNESS WHEREOF, the Company, by its duly authorized officer, and Scott have entered into this Agreement as of the day first above written.

                                BRASS EAGLE INC.


                                By:  /s/  Daniel I. Obergfill

                                Title:  Vice President, Sales


                                /s/ E. Lynn Scott
                                E. LYNN SCOTT

                                                         Exhibit 10(vii)

                   TAX ALLOCATION AGREEMENT

     This AGREEMENT  dated November 24, 1997,  by and between
BRASS EAGLE  INC. ( Brass  Eagle ), a   Delaware corporation,
and  DAISY   MANUFACTURING  COMPANY   ( Daisy ),  a  Delaware
corporation.

     WHEREAS, Brass Eagle and Daisy have operated as separate operating divisions of the same corporation; and

     WHEREAS,  contemporaneous  with the  execution  of  this
agreement   the   operating  assets   of   Daisy  are   being
contributed to a separate corporation and Daisy and Brass Eagle will become members of an affiliated group as defined in Section 1504(a) of the Internal Revenue Code of 1986, as amended (the "Code") and will file a U.S. consolidated income tax return for the current taxable year; and

     WHEREAS, contemporaneous with the execution of this Agreement, Brass Eagle is making a distribution to its shareholders of all of the issued and outstanding shares of the preferred and common stock of Daisy in a transaction
structured  in  accordance  with  Section 355   of  the  Code
(the Transaction ); and

     WHEREAS, it is the intent and desire of the parties hereto that a method be established for allocating the federal and state tax liabilities between Daisy and Brass Eagle as separate divisions and as separate members of the affiliated group prior to the Transaction, for reimbursing Brass Eagle for the payment of any tax liability attributable to Daisy, for compensating any party for the use of its losses or tax credits, and to provide for the allocation and payment of any refund arising from a carryback of losses or tax credits from subsequent taxable years.

     NOW,   THEREFORE,  in   consideration  of   the   mutual
covenants and promises contained herein, the parties hereto agree as follows:

     1. Brass Eagle shall file a U.S. income tax return including the income or loss of Daisy as a division and as a separate corporation through the effective date of the Transaction. Daisy shall execute and file such consents, elections and other documents that may be required or appropriate for the proper filing of such return. The items of income, deduction, credit and losses of Daisy from and after the effective date of the Transaction shall be reported on a separate return filed by Daisy. Thus, the parties will treat the taxable year of Daisy as consisting of two short tax years, the first of which shall have begun on the first day of Daisy's tax year and ending on the effective date of the Transaction ( Pre-Transaction Short Year ), and the second of which shall have begun on the day after the effective date of the Transaction and end on the last day of Daisy's taxable year.

     2. For each taxable period, Brass Eagle and Daisy shall compute their separate federal and state tax liabilities ("Separate Return Liability") as if each had filed separate tax returns. To the extent that there is taxable income and tax of Daisy for the Pre-Transaction Short Year, Daisy shall reimburse and pay to Brass Eagle the amount of its separately computed tax liability attributable to such income included on Brass Eagle's consolidated return. Such Separate Return Liability shall be computed in a manner consistent with the principals of Reg. Section 1.1502-33(d)(3) (using 100%) as if the Daisy division had been a separate subsidiary for the entire taxable year.

     3. For purposes of computing Daisy's separate federal and state tax liabilities for the Pre- Transaction Short Year, any gain or loss recognized in the contribution of the Daisy assets to a separate corporation shall be considered the gain of Daisy.

     4.   For  purposes  of  computing  the  Separate  Return
Liabilities and consolidated tax liabilities of Daisy and Brass Eagle no consideration will be given to alternative minimum taxes due for 1997.

     5.    For  purposes  of  computing  the Separate  Return
Liabilities of Daisy and Brass Eagle, all loss and credit carryovers from 1996 and prior years including but not limited to federal net operating losses, state net operating losses, charitable contribution deduction carryovers and any credits shall be deemed to have been incurred by Daisy.

     6. Payment of the tax liability for a taxable period in which Dairy and Brass Eagle file a consolidated return shall include the payment of estimated tax installment due for such taxable period and Daisy shall pay and reimburse Brass Eagle for Daisy's share of each payment within ten
(10) days of receiving notice of such payment from Brass Eagle, but in no event later than the due date for each such estimated tax installment payment. Any overpayment of estimated tax attributable to the Pre-Transaction Short Year taxable income of Daisy shall be refunded to Daisy.

     7.   If   Daisy's  Separate  Return  Liability  for  the
Pre-Transaction Short Year exceeds the consolidated tax liability of Daisy and Brass Eagle for the Pre-Transaction Short Year as a result of the use of any losses or tax credits of Brass Eagle then Daisy shall pay to Brass Eagle such excess within ten (10) days after the filing of the Brass Eagle return for the calendar year.

     8. If Brass Eagle's Separate Return Liability for the entire year exceeds the consolidated tax liability for such year as a result of the use of any losses or tax credits of Daisy, then Brass Eagle shall pay to Daisy such excess within ten (10) days after the filing of the return for the calendar year.

     9. If, and to the extent, any loss or credit allocable to Daisy is carried back or forward by Brass Eagle and results in a reduction in federal or state taxes payable by Brass Eagle, then Brass Eagle shall pay to Daisy an amount equal to the difference between taxes computed without consideration of the carryback or carryforward and the taxes actually due and paid. For this purpose, any utilization of the credit for alternative minimum taxes previously paid in 1996 and prior years shall be a credit for which payment is due Daisy. The amount so computed shall be paid to Daisy within ten (l0) days after the filing of the Brass Eagle return for the year in which the loss or credit is utilized. Notwithstanding the previous provision, no amount shall be payable pursuant to this provision as long as amounts are due Brass Eagle pursuant to Section 10 below. Other than as provided in this Section 9, no refund or reduction in tax liability arising from the carryback or carryover of any unused loss or tax credit allocable to Brass Eagle shall be paid to Daisy. Any such benefit shall be retained by Brass Eagle and Brass Eagle shall have sole and absolute discretion in determining whether or not an election, where allowable, should be made not to carryback part or all of any separate or consolidated net operating loss or credit for any taxable year.

     10. Brass Eagle and Daisy understand that it is Brass Eagle's intent to terminate its LIFO election effective January 1, 1997. To the extent the LIFO reserve is includable in income ("Section 481(a) adjustment") as a result of the termination then Daisy shall pay to Brass Eagle the federal and state taxes due as a result of the inclusion. For purpose of computing the amount due Brass Eagle, any Section 481(a) adjustment includable in Brass Eagle's consolidated return for the current taxable year shall be considered to be Daisy's income for the Pre-Transaction Short Year and be considered in computing Daisy's Separate Return Liability. To the extent any Section 481(a) adjustment is includable in Brass Eagle's income in any subsequent taxable year, the amount due from Daisy shall be equal to the difference between the actual regular tax due and the regular tax liability computed on the income of Brass Eagle before inclusion of the Section 481(a) adjustment. To the extent taxable income when reduced by the Section 481(a) adjustment is negative, the recomputed tax liability of Brass Eagle shall be a refund amount computed by multiplying the negative income by the highest combined marginal federal and state tax rates to which Brass Eagle could be subject in the year the calculation under this Section 10 is being made. Net operating loss carryforwards and credit carryforwards, but not carrybacks, if any, will be considered in computing the amount due from Daisy. For this purpose, no consideration will be given to any alternative minimum tax nor to any credits for alternative minimum tax paid to the extent generated in years subsequent to 1996. The amount due Brass Eagle shall be paid by Daisy within ten (10) days of the filing of the returns for Brass Eagle for the year in which the Section 481(a) adjustment is included in income.

     Notwithstanding provisions of Sections 9 and 10 to the contrary, if any amount is due to Daisy by Brass Eagle pursuant to Section 9 above while any Section 481(a) adjustment remains to be includable in the income of Brass Eagle and for which an amount will be due Brass Eagle, then no amount will be paid to either party by the other until the carryovers of losses and credits for which Daisy is to be reimbursed have been fully absorbed by Brass Eagle.

     11. If the tax liability is adjusted for the Pre-Transaction Short Year or any prior taxable year, whether by means of an amended return, claim for refund or after tax audit by the Internal Revenue Service, the liability of each member shall be recomputed to give effect to such adjustments, and, in the case of a refund, Brass Eagle shall make payment to Daisy for its proportionate share of the refund, if any, determined in the same manner as described in Paragraph 2 above, within ten (10) days after the refund is received by Daisy. In the case of an increase in tax liability, Daisy shall pay and/or reimburse Brass Eagle for its allocable share of such increased tax liability attributable to adjustments of Daisy within ten (10) days after receiving notice of such liability from Brass Eagle.

     12. This Agreement shall apply to Daisy's taxable year ending on the effective date of the Transaction and the taxable year of Brass Eagle in which the Transaction occurs. Notwithstanding the effective date of this Agreement, the obligations and duties under this Agreement shall continue in effect with respect to the payment of any additional tax refunds due for all taxable periods prior to the effective date of the Transaction.

     13. This Agreement shall be binding upon and inure to the benefit of any successor, whether by statutory merger, acquisition of substantially all of the assets or otherwise, to any of the parties hereto, to the same extent as if such successor had been an original party hereto.

     14. The parties agree to timely provide each other with that information, including, but not limited to, tax returns and workpapers necessary to verify the amounts due pursuant to this Agreement.

     IN  WITNESS  WHEREOF,  the  parties  have  caused   this
Agreement to be executed as of the day and year first written above.

                              BRASS EAGLE INC.

                              By: /s/ E. Lynn Scott
                                      E. Lynn Scott, President


                              DAISY MANUFACTURING COMPANY

                              By: /s/ Marvin Griffin
                                      Marvin Griffin, President

                                                       Exhibit 10(viii)


                     ADMINISTRATIVE AGREEMENT

          This Agreement effective the 24th day of November, 1997, is by and between Daisy Manufacturing Company, Inc., a Delaware corporation, 2111 South Eighth Street, Rogers, Arkansas 72758 ("Daisy"), and Brass Eagle
     Inc., a Delaware corporation, 1203A N. 6th Street, Rogers, Arkansas 72756 ("B E")

        The parties hereby agree as follows:

         1.   Daisy   will   provide   the   following employee
         services  for a  total fee of  $37,598.00  per month:

              (a)  MIS and Software Support Including:
                   (i)    Telephone  service  for  voice and data;
                   (ii)   Computer  hardware, equipment, links and hookups;
                   (iii)  Software programs  to run the business -e.g. MRP II;
                   (iv)   Host facilities for  data and backup;
                   (v)    Employee services.
              $7,708.00 per month.

              (b)  Legal Including:
                   (i) Supervising all litigation, insurance (property and casualty and product liability matters);
                   (ii)   Work on all B E contracts;
                   (iii) Routine legal review of transactions, employee-related legal problems, and miscellaneous legal matters;
                   (iv) Corporate secretarial and Board of Directors. $7,613.00 per month.

              (c)  Human Resources -  Consult  and  Advise Regarding:
                   (i) Assistance with hiring, firing, HR procedures and functions;

                   (ii)   Compliance  with  HR-related  laws;
                   (iii)  Payroll  and  related  services;
                   (iv)   Group medical, life, A.D. & D,  401(K).
               $1,042.00 per month

               (d)  Accounts Receivable and Credit Including:
                   (i)   Review  and  credit-related  decisions;
                   (ii)  Collections  of  delinquent  accounts;
               $7,235.00 per month.

               (e)  Operations Support Including:
                    (i) Warehousing and shipping out of the Rogers facility until December 31, 1997, and out of the Neosho Missouri facility in 1998.
                $14,000.00 per month.

          2.   Full time employees shall  provide these  services on
          an as needed basis. If B E should decide that any of the services are no longer needed, or Daisy should decide they can no longer provide such services then an equitable adjustment shall be made in the monthly fee, by mutual
          agreement  of the  parties.   To  the  extent B  E  requires
          outside consultants to assist in any of the above areas, B E shall hire and pay such outside consultants directly.

          3.   The  term of  this  Agreement  shall  be  until  December
          31,  1998.    Unless either  party  gives thirty  days  prior
          written  notice, it shall  be renewed for a  like one-year term
          on  an annual  basis.   Provided,  however, this  Agreement shall
          terminate no later than December 31, 2001.

          4. Daisy shall exercise ordinary care in providing these services to B E, and said services shall be consistent with a quality level usual and customary in the industry. Daisy shall be liable to B E for failure at such services only in the case of gross negligence or willful misconduct.

          5. This Agreement shall be governed according to the laws of the State of Arkansas.


          Executed  and  agreed to  the  date first  written  above.


     Daisy Manufacturing Company, Inc.            Brass Eagle, Inc.

     By:  /s/ John D. Flynn                       By:  /s/  Lynn Scott

     Title:  Vice President, General Counsel      Title:   President

                                                               Exhibit 11(i)

                            BRASS EAGLE INC.

              STATEMENT OF COMPUTATION OF EARNINGS PER SHARE
                              (Unaudited)


                                          Three Months       Nine Months
                                              Ended             Ended
                                          September 30,      September 30,
                                              1997               1997
                                              ----               ----
Net income per share

Common  shares outstanding prior to the
  offering                                 4,608,871          4,608,871

Weighted average options and options
  treated as common share equivalents
  pursuant to SEC Staff Accounting
  Bulletin Topic 4d                          427,703            430,834

Shares treated as common share
  equivalents pursuant to SEC
  Accounting Bulletin Topic 1b3              318,091            318,091
                                        ------------       ------------

Total  common and common equivalent
  shares                                   5,354,665          5,357,796
                                        ============       ============

Net income                              $    951,000       $  2,071,000
                                        ============       ============
Net income per common and common
  equivalent  share                     $        .18       $        .39
                                        ============       ============
Pro forma net income per share

Common shares outstanding - prior to
  the offering                             4,608,871          4,608,871

Common shares sold in the offering,
  including overallotments                 2,616,250          2,616,250

Weighted average options and options
  treated as common share equivalents
  pursuant to SEC Staff Accounting
  Bulletin Topic 4d                          427,703            430,834

Pro forma weighted average number of
  shares of common stock and common
  stock equivalents                        7,652,824          7,655,955
                                           =========          =========

Pro forma net income                      $  979,000         $2,175,000
                                          ==========          =========
Pro forma net income per common
  and common equivalent share                   $.13               $.28
                                          ==========          =========