Form 10-K
period 1997-12-31
BRASS EAGLE INC
filed 1998-03-25
CIK 1046112

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 1997

                              OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from             to
                                   ----------      ----------

    Commission file number    0-23385

                               BRASS EAGLE INC.
            (Exact name of registrant as specified in its Charter)

                Delaware                                 71-0578572
     State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                Identification Number)

1203A North Sixth Street, Rogers, Arkansas                  72756
 (Address of principal executive offices)                 (Zip Code)

              Registrant's telephone number, including area code
                                (501) 621-4390

          Securities registered pursuant to Section 12(b) of the Act

                                     NONE

          Securities registered pursuant to Section 12(g) of the Act

                                 Common Stock
                           $.01 par value per share
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes [X]      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant was $46,732,219 at March 2, 1998.

7,225,121 shares of the registrant's common stock were outstanding as of March 2, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Shareholders for the year ended December 31, 1997 (the "1997 Annual Report") are incorporated by reference into Parts I and II of this report.

     Portions of the Proxy Statement for the May 20, 1998, Annual Meeting of Shareholders of the Company (the "1998 Proxy Statement") are incorporated by reference into Part III of this report.

Special Note Regarding Forward-Looking Statements
-------------------------------------------------

     Certain statements in this filing and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission ("SEC"), press releases, presentations by the Company or its management and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements may include, among other things, statements regarding the Company's financial position, results of operations, market position, product development, regulatory matters, growth opportunities and growth rates, acquisition and divestiture opportunities, and other similar forecasts and statements of expectation. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and "should," and variations of these words and similar expressions, are intended to identify these forward-looking statements. Such statements are not statements of historical fact. Rather, they are based on the Company's estimates, assumptions, projections and current expectations, and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based upon the occurrence of future events, the receipt of new information, or otherwise. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause the Company's actual results to differ materially from the results, projections and expectations expressed in the forward-looking statements include, among others, the following possibilities: (i) intensifying competition, including specifically the intensification of price competition, the entry of new competitors and the introduction of new products by new and existing competitors; (ii) failure to obtain new customers or retain existing customers; (iii) inability to carry out marketing and sales plans; (iv) loss of key executives; (v) general economic and business conditions which are less favorable than expected; and (vi) unanticipated changes in industry trends.

                                    PART I

ITEM 1:   BUSINESS

GENERAL

     Brass Eagle, including its predecessor organizations, has manufactured air powered guns for over 100 years. The Company, operating as Daisy Manufacturing Company, Inc., began manufacturing paintball guns as a device to mark trees and cattle for commercial purposes in the early 1970's. Daisy manufactured paintball guns under contract for the Nelson Paint Company and remained active in this market until 1993. In 1993, Daisy began manufacturing, marketing and distributing paintball products for sports and recreational use under a royalty arrangement with Brass Eagle, Inc., a Mississauga, Ontario, Canada company, ("BEI"). In October 1995, Daisy purchased certain assets, patents, and trademarks, including the Brass Eagle name, from BEI (the "BEI Acquisition"), and from 1993 to September 1997 sold paintball products through its Brass Eagle division. In September 1997, Daisy changed its name to Brass Eagle Inc. Pursuant to a corporate reorganization effected November 24, 1997, the Company transferred all of its non-paintball related assets, operations, and liabilities to a newly created subsidiary, Daisy Manufacturing Company, all the stock of which was spun-off to existing Company shareholders.

     The Company believes that it is a worldwide leader in the design, manufacture, marketing, and distribution of paintball products, including paintball guns, paintballs, and accessories. Based on market data compiled in part by the Company and management's industry knowledge, the Company believes it is the only manufacturer with a full line of products that address step-by-step price points for beginner, recreational, and competition level paintball participants, and that it is the only manufacturer to offer paintball products to consumers through easily accessible channels such as mass merchandisers and major sporting goods retailers. As a result of these initiatives, Brass Eagle provides a large consumer base with high quality paintball products and accessories that sell for substantially less than those of its competitors. Based on this market analysis and industry knowledge, the Company believes that these advances have significantly broadened the paintball industry's consumer base, increased the overall number of paintball participants, and heightened the general awareness of and excitement for the sport.

     Approximately 80% of the Company's sales are to national and regional mass merchandisers, such as Kmart, Wal*Mart, and Meijer, and major sporting goods retailers, such as The Sports Authority, Dick's Sporting Goods, and Jumbo Sports. Wal*Mart and Kmart each accounted for over 10% of the Company's sales in 1997. The Company's products also are sold through sporting goods distributors, specialty distributors of paintball products, and paintball specialty shops.

     While more sales of the Company's paintball products occur in the spring and fall, the Company does not believe that seasonality has had a material effect on the Company's operations to date.

     The Company believes that paintball, as an extreme sport, is positioned to experience substantial growth as the sport becomes available to a broader consumer group. Based on published industry data compiled in part by the Company and management's knowledge of the industry, the Company believes that total paintball expenditures, including paintball guns, paintballs, accessories, and playing field fees, were approximately $250.0 million for 1997 and projects these expenditures to increase substantially in the near future. Historically, paintball was played primarily by avid enthusiasts, generally with relatively expensive, high-end paintball guns and accessories. Enthusiasts typically obtained their equipment from a highly fragmented base of catalogue distributors and specialty retailers. Recently, an increasingly broader group of players, including corporate groups, youth leagues, church organizations, and others, have begun participating in paintball. These beginner and recreational players often purchase paintball guns and accessories at mass merchandise stores or sporting goods stores and play paintball several times per year. Based on market data compiled in part by the Company and management's knowledge of the industry, the Company believes that its strategy of providing a full range of products at various price and performance points has contributed significantly to the broadening of the industry's consumer base, the increase in the overall number of paintball participants, and the growing acceptance of the sport.

     A key component in the continued growth of paintball is the availability of playing facilities. Historically, these facilities have consisted of commercial and private fields, typically located outside urban centers and in rural areas and used primarily by paintball enthusiasts. In order to further develop the market for paintball in more densely populated areas, the Company intends to promote a modular paintball field concept that can be played in a relatively small, self-contained area that can easily be adapted or designed to fit into existing family amusement centers such as go-cart tracks, batting cages and miniature golf courses or as a stand-alone facility. The Company recently began marketing a version of this concept under the HyperBall/TM/ name. In addition, the Company believes that a significant number of field operators are upgrading their facilities to cater to the growing number of beginner and recreational players. Many operators are constructing "scenario fields" where mock battlefields, forts, and other props are utilized to provide a fun, exciting, fantasy-like experience.

GEOGRAPHIC SEGMENTS

     Note 13 (Geographic Segments) of notes to the financial statements in the Company's Annual Report to shareholders is incorporated by reference.

 PRODUCTS

     The Company offers a full line of paintball products, including paintball guns, paintballs, and accessories at various price points.

     Paintball Guns. The Company designs and manufactures a full product line of paintball guns with a variety of performance characteristics. There are three primary classifications of paintball guns: 12 gram, pump action, and semi-automatic. The 12 gram paintball gun, such as the Company's Talon model, is a direct descendent of the original "splotch marker" used to mark cattle and trees before the advent of the sport of paintball. These paintball guns use 12 gram CO\\2\\ jets, are actuated using a pump action, and usually have a small paintball capacity. Pump action paintball guns, such as the Company's Tigershark, differ from a 12 gram paintball gun in that they use a refillable cylinder as a power source and a hopper to feed multiple paintballs into the chamber. While a pump action gun needs to be cocked before each shot, a semi-automatic paintball gun needs to be cocked only once before firing the first shot. Thereafter, it fires automatically after each trigger pull. Depending upon the skill and equipment of the paintball participant, some semi-automatic paintball guns can be fired in excess of 14 times per second. Most organized paintball tournaments are played exclusively with semi-automatic paintball guns. The Company currently offers four semi-automatic paintball pistols and guns:
Eagle, Stingray, Raptor, and Rainmaker/TM/.

     Paintballs. Paintballs are made of a gelatinous material and the paint is non-toxic, biodegradable, and washable. Paintballs are manufactured using an encapsulation process requiring special equipment and certain technical knowledge. Brass Eagle sells its paintballs in multiple colors in packages of 200, 500, and 2,500. The Company purchases all of its paintball requirements from Goldcaps, Inc. ("Goldcaps"), a subsidiary of IVAX Corp. of Miami, Florida ("IVAX"), through an exclusive worldwide distribution arrangement entered into July 1995. Under this agreement, the Company purchases paintballs at a fixed price per unit, which is subject to change upon thirty days notice from Goldcaps. This agreement extends through August 1999, but is terminable prior to that time upon one year's notice and contains certain provisions which prohibit the Company from selling any competing products during the term of the agreement.

     The Company is aware of only four manufacturers of the gelatin encapsulated paintballs necessary for paintball play. The Company believes that the cost of equipment and the knowledge required for the encapsulation process have historically been significant barriers to the entry of additional paintball suppliers. Accordingly, there can be no assurance that additional paintball suppliers will exist in the future. Despite the contractual arrangements discussed above, there can be no assurance that these suppliers will continue to be able to supply sufficient quantities of their products in order to meet the Company's current needs or to support any growth in sales by the Company. The Company's success will depend, in part, on its ability to maintain relationships with its current paintball suppliers and on the ability of these and the Company's other suppliers to satisfy its product requirements. Failure of a key supplier to meet the Company's product needs on a timely basis or loss of a key supplier could have a material adverse effect on the Company and its prospects.

     Accessory Products. Brass Eagle markets a broad product line of paintball accessories complementary to its paintball guns and paintballs. These accessory products include facemasks, paintball hoppers, cleaning squeegees, and refillable CO\\2\\ tanks. Facemasks, a requirement for safe paintball play, are a primary component of the Company's accessory product line. The Company's facemasks are designed to provide full facial and ear protection.

     The Company has entered into a strategic alliance with a producer of facemasks, Leader Industries ("Leader") of Montreal, Quebec, Canada, pursuant to which the Company has agreed to serve as such producer's exclusive worldwide distributor of such products (except in Canada, where such producer also sells its products). This agreement extends through August 31, 1999, but is terminable prior to that time on six months' notice, and also contains certain provisions which prohibit the Company from selling any competing products within its distribution territory during the term of the agreement. Despite this contractual arrangement, there can be no assurance that this supplier will continue to be able to supply sufficient quantities of its products in order to meet the Company's current needs or to support any growth in sales by the Company. The Company's success will depend, in part, on its ability to maintain relationships with its current suppliers and on the ability of these suppliers to satisfy its product requirements. Failure of a key supplier to meet the Company's product needs on a timely basis or loss of a key supplier could have a material adverse effect on the Company and its prospects.

SALES AND DISTRIBUTION

     Brass Eagle's sales and distribution strategy is unique in the paintball industry. Unlike its competitors, Brass Eagle makes its products readily available to mainstream consumers through mass merchandisers, major sporting goods retailers, and specialty retailers.

     To facilitate its sales and distribution strategy, the Company maintains a sales and marketing staff, including senior management and in-house sales and marketing personnel, and retains nine independent manufacturers sales representative organizations to service the United States market. The sales representatives generally offer various lines of sporting goods and have established relationships with retailers in the Company's targeted distribution channels. Sales representatives operate under standard contracts in defined geographic territories and are contractually prohibited from selling competitors' paintball products.

     The Company's products are distributed internationally by a UK-based supplier of paintball guns and accessories primarily to European specialty retailers. Additionally, the Company sells its products directly to other organizations, such as the Army Air Force Exchange Service.

GROWTH STRATEGIES

     The Company has developed the following growth strategies to capitalize on its strong brand name, successful products, and operating capabilities:

     . EXPAND PENETRATION OF NEW AND EXISTING MARKETS. Brass Eagle's sales and marketing programs are aimed at increasing its presence in its existing markets and expanding into new markets. The Company believes significant opportunities exist for increased market penetration to mass merchandisers. In addition, the Company expects to increase sales to wholesale distributors, which supply Brass Eagle products to specialty retailers and international markets. The Company also has a direct sales program to reach consumers with unique, branded accessories and apparel, and intends to pursue aggressively new markets, such as family amusement centers and parks, using concepts such as HyperBall and shooting booths.

     . INCREASE PARTICIPATION IN THE SPORT OF PAINTBALL. Based on market data compiled in part by the Company and management's knowledge of the industry, the Company believes that its increased marketing efforts and heightened media exposure are helping to promote and grow the sport of paintball. Through high visibility promotion campaigns, such as the Company's "Ballin' on the Beach at Spring Break '97" in Panama City Beach, Florida, professional paintball tournament coverage on ESPN, MTV's Road Rules, and other televised programs, paintball is being introduced to a broader group of potential participants. The Company is involved in numerous paintball events and promotions and currently sponsors the National Professional Paintball League ("NPPL") and two professional paintball teams. In addition, the Company has been featured and advertises in paintball-related publications. The Company currently is marketing a modular field concept under the HyperBall/TM/ name in a variety of urban areas through an exclusive North and South American licensing agreement with WDP Europe, Limited, the Company's European distributor. High speed modular games such as HyperBall/TM/ provide the beginner, recreational, and competition level participant with convenient access to playing fields and the opportunity to participate in an exciting new paintball activity. The modular field concept has been widely accepted in the competition segment with the introduction of HyperBall/TM/ in 1996 at the World Paintball Championships in Orlando, Florida, and the Company believes that it will continue to be an important part of bringing the sport to people of all skill levels. The Company has licensed modular fields operated under the HyperBall/TM/ name in Newberg, New York, Mantua, New Jersey, and Lansing, Illinois, and anticipates that it will license several additional locations over the next 12 months.

     . INCREASE INTERNATIONAL SALES OF PAINTBALL PRODUCTS. The Company believes that international markets for paintball products and accessories present significant opportunities for growth.

     . INCREASE PRODUCT SALES THROUGH STEP-BY-STEP PRICE SEGMENTATION. Brass Eagle offers four paintball guns to consumers at price points from $35 for beginner products to $110 for recreational products and in 1997 introduced the Raptor and the Rainmaker/TM/, which will satisfy the demands of competition-level paintball participants. The Company believes that by offering products spanning a wide range of price points it is able to meet the needs of new paintball consumers as well as recreation and competition players as they move to more sophisticated products. The Company intends to continue to focus on research and development to ensure that Brass Eagle is able to offer high quality paintball products at step-by-step price points.

     . EVALUATE STRATEGIC ACQUISITIONS. The Company may, when and if the opportunity arises, acquire other businesses involved in activities or having product lines that are compatible with those of the Company.

     . WIDELY RECOGNIZED BRAND NAME AND DISTINCTIVE PRODUCTS. The Company promotes its brand name and image through focused marketing programs, including sponsorship of professional paintball teams and creative advertising in a variety of U.S. and international paintball publications. The Company's brand name and products also receive further promotion through frequent editorial references in these paintball publications.

MANUFACTURING; STRATEGIC ALLIANCES; BACKLOG

     The Company designs all of its paintball guns and, in cooperation with Leader and certain of its other key suppliers, facemasks and other accessory items. The Company designs all tooling and dies necessary for the production of paintball guns, and has non-exclusive contracts with a number of suppliers to provide all necessary components using the Company's tooling and dies.

     The Company works closely with a variety of vendors to meet its production needs, including machine shops, die casters, and injection molders. Although the Company has established relationships with its principal suppliers and manufacturing sources, it does not have long-term contracts with any vendors other than Goldcaps and Leader, nor does it maintain multiple simultaneous relationships with vendors for parts, tooling, supplies, or services critical to its manufacturing processes. The Company believes that alternative vendors are available if necessary and consequently does not believe that the loss of any of these vendors would have a material adverse effect on the Company and its prospects. The Company's contractual relationships with its principal suppliers and manufacturing sources, other than Goldcaps and Leader, are pursuant to the Company's standard form purchase agreements. The Company continually reviews its vendor relationships with regard to cost, delivery, and quality.

COMPETITION

     The Company believes that paintball competes in the extreme sports segment of the sports and recreation industry, which is highly competitive. This industry includes mountain biking, snowboarding, alpine and cross-country snow skiing, water skiing, in-line skating, and skateboarding. The Company believes that it competes primarily on the basis of price and product performance. There can be no assurance, however, that any number of new competitors, some of which may have significantly greater financial and organizational resources than the Company, will not emerge in the future as the market for paintball products develops further, or that the present competitors of the Company will not be able to compete more successfully in the future. In order for the Company to maintain or grow its market share and profitability, it must continue to develop the market for paintball while competing successfully with others in the extreme sports segment of the sports and recreation industries, as well as with other current and potential paintball product manufacturers.

INTELLECTUAL PROPERTY

     Due to considerations relating to, among other things, cost, delay, or adverse publicity, there can be no assurance that the Company will elect to enforce its intellectual property rights. The Company has not been and is not currently a party to any material intellectual property litigation.

     The Company currently holds patents in the United States and Canada on most of its paintball guns and has a patent pending in the United States on the new Rainmaker/TM/ paintball gun. There can be no assurance that current or future patent protection will prevent competitors from offering competing products, that any issued patents will be upheld, or that patent protection will be granted in any or all of the countries in which applications are currently pending or granted on the breadth of the description of the invention. The Company also has trademark registrations for its name and the name of its products in the United States and both registrations and applications in Canada.

Although the Company believes that patents are useful in maintaining the Company's competitive position, it considers other factors, such as the Company's brand name, ability to design innovative products, technical and marketing expertise, and customer service to be its primary competitive advantages.

     The Company's competitors have also obtained and may continue to obtain patents on certain features of their products, which may prevent or discourage the Company from offering such features on its products, which, in turn, could result in a competitive disadvantage to the Company.

ENVIRONMENTAL MATTERS

     The Company is subject to Federal, state, and local laws, regulations, and ordinances that (i) govern activities or operations that may have adverse environmental effects (such as emissions to air, discharges to water, and the generation, handling, storage, transportation, treatment, and disposal of solid and hazardous wastes) or (ii) impose liability for cleaning up or remediating contaminated property (or the costs therefor), including damages from spills, disposals, or other releases of hazardous substances or wastes in certain circumstances without regard to fault. The Company's manufacturing operations routinely involve the handling of small amounts of chemicals and wastes, some of which are or may be regulated as hazardous substances. The Company has not incurred, and does not expect to incur, any significant expenditures or liabilities for environmental matters. As a result, the Company believes that its environmental obligations will not have a material adverse effect on its operations or financial position.

GOVERNMENT REGULATION

     Paintball products are within the jurisdiction of the United States Consumer Products Safety Commission (the "CPSC") and other Federal, state, and foreign regulatory bodies. Under CPSC regulations, a manufacturer of consumer goods is obligated to notify the CPSC if, among other things, the manufacturer becomes aware that one of its products has a defect that could create a substantial risk of injury. If the manufacturer has not already undertaken to do so, the CPSC may require a manufacturer to recall a product, which may involve product repair, replacement, or refund. The Company is unaware of any activity by the CPSC in the area of paintball products regarding the Company or any competitor of the Company.

     The Company understands that certain local and foreign jurisdictions have legislation that prohibits retailers from selling certain product categories that are or may be sufficiently broad to include paintball guns. Although the Company is not aware of any state or Federal initiatives to enact comparable legislation, there can be no assurance that such legislation will not be enacted in the future.

     The American Society of Testing Materials ("ASTM"), a non-governmental self-regulating association, has been active in developing voluntary standards regarding paintball fields, paintball face protection, and paintball guns. Company representatives are active on the relevant ASTM subcommittees and in developing the relevant safety standards. The Company does not believe that any current or pending ASTM standards will have a material adverse effect on the Company's cost of doing business.

     Adverse publicity relating to the sport of paintball, or publicity associated with actions by the CPSC or others expressing concern about the safety or function of the Company's products or competitors products (whether or not such publicity is associated with a claim against the Company or results in any action by the Company or the CPSC) could have a material adverse effect on the Company's reputation, brand image, or markets, any of which could have a material adverse effect on the Company or its prospects.

EMPLOYEES

     As of December 31, 1997, the Company employed approximately 59 full-time employees. In addition, the Company utilizes additional temporary personnel in its assembly operations to meet production demand when necessary. The Company is not a party to any labor agreements and none of its employees is represented by a labor union. The Company considers its relationship with its employees to be excellent.

YEAR 2000 ISSUES

     The Company is aware of the year 2000 issue and has recognized the need to ensure that its computer operations and operating systems will not be adversely affected by the year 2000 prior to processing information which will include dates in the year 2000. During 1997, the Company upgraded its primary business enterprise system to a version that is year 2000 compliant and does not anticipate any significant cost to be incurred related to year 2000 compliance issues. However, there can be no assurance that the systems of other companies, including customers and suppliers on which the Company's systems interact and transmit data will be timely converted or that any such failure to convert by another company would not have an adverses effect on the Company's systems.

ITEM 2:   PROPERTIES

     The Company leases approximately 6,400 square feet of space for its sales and administrative offices in Rogers, Arkansas, a 32,000 square foot manufacturing facility located in Granby, Missouri, and a 40,000 square foot warehousing facility located in Neosho, Missouri, pursuant to three separate leases, all of which expire in December 1999. The Company, through an agreement with the Granby Economic Development Council, holds an option to acquire the four-acre parcel upon which the Company's manufacturing facility is located. There would be no cost to the Company for this acquisition provided the Company employs 25 people at the time the option is exercised.

ITEM 3:   LEGAL PROCEEDINGS

     Due to the risks associated with the misuse of paintball products, the Company anticipates that it will be a defendant in product liability lawsuits from time to time. At this time, there are no material product liability lawsuits pending against the Company. To date, all claims and lawsuits against the Company either have been, or are expected to be, resolved without any material or adverse effect on the Company and its prospects.

     In addition, the Company, Daisy and certain other entities and individuals, including certain of the Company's distributors, were named as defendants in an action filed by Powerball, Inc., d/b/a TASO ("TASO") on November 12, 1997. The plaintiff filed an amended complaint on December 18, 1997, reducing the amount of compensatory damages requested and eliminating its request for punitive damages. TASO, which is one of the Company's distributors, has alleged that the Company and the other defendants have engaged in unlawful secret and discriminatory pricing practices in violation of California law. The company believes that the claim is without merit and that it will be resolved without any material cost or material adverse effect on the Company and its prospects.

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE AND SECURITY HOLDERS

     None.

                       EXECUTIVE OFFICERS OF THE COMPANY

     The following table lists the names and ages of all Executive Officers of the Registrant, and all positions and offices with the Registrant presently held by each person named. All of the Executive Officers listed below have been in managerial positions with the Registrant since its inception, except J.R. Brian Hanna, who joined the Company in December, 1997. Prior to joining the Company, Mr. Hanna served as Vice President - Finance, Chief Financial Officer of Aermotor Pumps, Inc., a Delaware corporation.

NAME                    AGE               POSITION
----                    ---               --------

E. Lynn Scott            44  President, Chief Executive Officer, Director
J.R. Brian Hanna         45  Vice President - Finance, Chief Financial Officer,
                             and Treasurer
Charles L. Prudhomme     46  Vice President - Marketing and Business Development
Steven R. DeMent         40  Vice President - Operations
Steven R. Cherry         41  Vice President - Brand Development
Daniel L. Obergfell      37  Vice President - Sales

                                    PART II

ITEM 5:   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS

     The Company granted non-contingent options to purchase the following number of shares of Common Stock at a price of $0.56 per share to the persons listed herein on the dates specified:

     Marvin Griffin          44,662 on August 20, 1997
     E. Lynn Scott           22,331 on August 20, 1997
     Bob DeGarmo             11,165 on February 20, 1997
                             11,165 on August 20, 1997
     Steven R. DeMent        11,165 on August 20, 1997
     John D. Flynn           11,165 on September 4, 1997

     These grants were made in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act.

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

     The following table summarizes the number of shares of common stock and aggregate offering price of the shares registered for the account of the Company and the amount and aggregate offering price sold through the date of this report:

                        For the Account of the Company
      -----------------------------------------------------------------
                           Aggregate
                         Offering Price                   Aggregate
        Amount             of Amount                  Offering Price of
      Registered           Registered    Amount Sold     Amount Sold
      ----------           ----------    -----------     -----------

       2,616,250          $28,778,750      2,616,250     $28,778,750

     The following table summarizes the gross proceeds to the Company, the expenses incurred for the Company's account, and the net proceeds to the Company in connection with the issuance and distribution of common stock by the Company in the Offering:

     Gross proceeds:                            $28,778,750
                                                -----------

     Underwriting discounts and commissions:      2,014,513
     Finders' fees:                                       0
     Expenses paid to or for underwriters:          100,000
     Other expenses:                                961,237
                                                -----------

     Total expenses:                              3,075,750
                                                -----------

     Net proceeds:                              $25,703,000
                                                ===========


The following table summarizes the amounts of net Offering proceeds to the Company used for the purposes listed, through the date of this report:

                                                                Amount
                                                              -----------

     Funding distribution of divisional equity to Daisy:      $11,578,559
     Construction of plant, building and facilities:                    0
     Purchase and installation of machinery and equipment:              0
     Purchases of real estate:                                          0
     Acquisition of other businesses:                                   0
     Repayment of indebtedness:                                 1,500,000
     Working capital:                                           2,624,441
     Temporary investments:                                    10,000,000


     Other pertinent information required by this Item appears in the 1997 Annual Report at page 29, which information is incorporated herein by reference.

ITEM 6:   SELECTED FINANCIAL DATA

     The information required by this Item appears in the 1997 Annual Report at page 1, which information is incorporated herein by reference.

ITEM 7:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item appears in the 1997 Annual Report at pages 13-16, which information is incorporated herein by reference.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK

     The Company is exposed to market risk from changes in interest rates. The Company does not use financial instruments for trading or other speculative purposes and is not a party to any leveraged financial instruments.

     A discussion of the Company's accounting policies for financial instruments is included in Note 1 (Summary of Significant Accounting Policies) of Notes to Financial Statements of the Company's 1997 Annual Report to stockholders, and such information is incorporated herein by reference.

     The Company also maintains debt investments classified as available-for-sale and carried at their quoted market value. These short-term investments result from excess cash on hand.

ITEM 8:   FINANCIAL STATEMENTS

     The Financial Statements required by this Item appear in the 1997 Annual Report at pages 17-28, which information is incorporated herein by reference.

ITEM 9:   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          None

                                   PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Pursuant to general instruction G(3) of the instructions to Form 10-K, information concerning the Company's executive offices is included under the caption "Executive Officers of the Company" at the end of Part I of this Report. The remaining information required by this Item appears under the caption "Election of Directors, Nominees" in the 1998 Proxy Statement and under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the 1998 Proxy Statement, which information is incorporated herein by reference.

ITEM 11:  EXECUTIVE COMPENSATION

     The information required by this Item appears under the caption "Compensation of Directors and Executive Officers" in the 1998 Proxy Statement, which information is incorporated herein by reference.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

     The information required by this Item appears under the caption "Principal Stockholders" in the 1998 Proxy Statement and under the caption "Equity Ownership of Directors and Executive Officers" in the 1998 Proxy Statement, which information is incorporated herein by reference.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item appears under the heading "Certain Transactions" in the 1998 Proxy Statement, which information is incorporated herein by reference.

                                    PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K

     The following documents are filed as a part of this Report:

     1.   Financial Statements.
          --------------------

     The following financial statements of the registrant included on pages 17-28 of the 1997 Annual Report and the Report of Independent Auditors on page 16 thereof are incorporated herein by reference. Page references are to page numbers in the Annual Report.

          Report of Independent Auditors

          Balance Sheets as of December 31, 1996 and 1997

          Statements of Operations for the years ended December 31, 1995, 1996, and 1997

          Statements of Cash Flows for the years ended December 31, 1995, 1996,and 1997

          Notes to Consolidated Financial Statements

     2.   Financial Statement Schedules.
          -----------------------------

     All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     3.   Exhibits and Executive Compensation Plans.
          -----------------------------------------

     The following exhibits are filed with this Report or are incorporated herein by reference to previously filed material.

Exhibit No.
-----------

3(i) Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(i) to Form 10-Q for the quarter ended September 30, 1997, in 0-23385).

3(ii) By-Laws as currently in effect (incorporated by reference to Exhibit 3(ii) to Form 10-Q for the quarter ended September 30, 1997, in 0-23385).

10(i) Assignment, Assumption and Indemnification Agreement effective as of November 24, 1997 between Registrant and Daisy Manufacturing Company (incorporated by reference to Exhibit 10(i) to Form 10-Q for the quarter ended September 30, 1997, in 0-23385).

10(ii) Distributor Agreement between Goldcaps, Inc. and Registrant dated July 28, 1995 (incorporated by reference to Exhibit 10(ii) to Registration Statement No. 333-36179).

10(iii) Distributor Agreement between Leader Industries and Registrant dated August 31, 1995 (incorporated by reference to Exhibit 10(iii) to Registration Statement No. 333-36179).

10(iv) International Agency Agreement between WDP Ltd. and Registrant dated June 19, 1996 (incorporated by reference to Exhibit 10(iv) to Registration Statement No. 333-36179).

10(v) Lease Agreement between R.L. Brown Investments and Registrant dated June 5, 1997 (incorporated by reference to Exhibit 10(v) to Registration Statement No. 333-36179).

10(vi) Lease Agreement between Granby Apparel, Inc. and Registrant dated December 11, 1995 (incorporated by reference to Exhibit 10(vi) to Registration Statement No. 333-36179).

10(vii) Lease Agreement between Ozark Terminal, Inc. and Registrant dated December 9, 1997

10(viii) Administrative Service Agreement between Daisy Manufacturing Company and Registrant (incorporated by reference to Exhibit 10(viii) to Form 10-Q for the quarter ended September 30, 1997, in 0-23385).

10(ix) Employment Agreement between E. Lynn Scott and Registrant dated as of September 15, 1997 (incorporated by reference to Exhibit 10(ix) to Registration Statement No. 333-36179).

10(x) 1997 Stock Option Plan (incorporated by reference to Exhibit 10(iii) to Form 10-Q for the quarter ended September 30, 1997, in 0-23385).

10(xi)          Employee Stock Purchase Plan (incorporated by reference to
                Exhibit 10(iv) to Form 10-Q for the quarter ended September 30, 1997, in 0-23385).

10(xii) Indemnification Agreement between Marvin W. Griffin and Registrant dated as of November 24, 1997 (incorporated by reference to Exhibit 10(v) to Form 10-Q for the quarter ended September 30, 1997, in 0-23385).

10(xiii) Indemnification Agreement between E. Lynn Scott and Registrant dated as of November 24, 1997 (incorporated by reference to Exhibit 10(vi) to Form 10-Q for the quarter ended September 30, 1997, in 0-23385).

10(xiv) Form of Continuing Guaranty (incorporated herein by reference to Exhibit 10(xiv) to Registration Statement No. 333-36179).

10(xv) Tax Allocation Agreement between Brass Eagle Inc. and Daisy Manufacturing Company dated November 24, 1997 (incorporated by reference to Exhibit 10(vii) to Form 10-Q for the quarter ended September 30, 1997, in 0-23385).

11              Statement of Computation of Earnings Per Share.

13              Portions of the Company's Annual Report.

24              Powers of Attorney

27              Financial Data Schedule

Listed below are the executive compensation plans and arrangements currently in effect and which are required to be filed as exhibits to this Report.

          -     Employment Agreement between E. Lynn Scott and Brass Eagle, Inc.

          -     1997 Stock Option Plan

          -     Employee Stock Purchase Plan

     4.   Reports on Form 8-K.
          --------------------

          None

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              BRASS EAGLE INC.
                                (Registrant)

                              By:
                                 -----------------------------------------------
                                    E. Lynn Scott
                                    President and Chief Executive Officer
Date:        _________, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                    President, Chief Executive    March __, 1998
-------------------------------     Officer, and Director
E. Lynn Scott                       (Principal Executive Officer)


                                    Chairman of the Board of      March __, 1998
-------------------------------     Directors
Marvin W. Griffin

                                    Director                      March __, 1998
-------------------------------
Anthony J. Dowd

                                    Director                      March __, 1998
-------------------------------
Stephen J. Schaubert

                                    Director                      March __, 1998
-------------------------------
H. Gregory Wold

                                    Vice President - Finance,     March __, 1998
-------------------------------     Chief Financial Officer,
J.R. Brian Hanna                    and Treasurer
                                    (Principal Financial and
                                    Accounting Officer)

                                 EXHIBIT INDEX

     The following exhibits are filed with this Report or are incorporated herein by reference to previously filed material:

 Number in
Exhibit Table                            Exhibit
-------------                            -------

3(i) Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(i) to Form 10-Q for the quarter ended September 30, 1997, in 0-23385).

3(ii) By-Laws as currently in effect (incorporated by reference to Exhibit 3(ii) to Form 10-Q for the quarter ended September 30, 1997, in 0-23385).

10(i) Assignment, Assumption and Indemnification Agreement effective as of November 24, 1997 between Registrant and Daisy Manufacturing Company (incorporated by reference to Exhibit 10(i) to Form 10-Q for the quarter ended September 30, 1997, in 0-23385).

10(ii) Distributor Agreement between Goldcaps, Inc. and Registrant dated July 28, 1995 (incorporated by reference to Exhibit 10(ii) to Registration Statement No. 333-36179).

10(iii) Distributor Agreement between Leader Industries and Registrant dated August 31, 1995 (incorporated by reference to Exhibit 10(iii) to Registration Statement No. 333-36179).

10(iv) International Agency Agreement between WDP Ltd. and Registrant dated June 19, 1996 (incorporated by reference to Exhibit 10(iv) to Registration Statement No. 333-36179).

10(v) Lease Agreement between R.L. Brown Investments and Registrant dated June 5, 1997 (incorporated by reference to Exhibit 10(v) to Registration Statement No. 333-36179).

10(vi) Lease Agreement between Granby Apparel, Inc. and Registrant dated December 11, 1995 (incorporated by reference to Exhibit 10(vi) to Registration Statement No. 333-36179).

10(vii) Lease Agreement between Ozark Terminal, Inc. and Registrant dated December 9, 1997.

10(viii) Administrative Service Agreement between Daisy Manufacturing Company and Registrant (incorporated by reference to Exhibit 10(viii) to Form 10-Q for the quarter ended September 30, 1997, in 0-23385).

10(ix) Employment Agreement between E. Lynn Scott and Registrant dated as of September 15, 1997 (incorporated by reference to Exhibit 10(ix) to Registration Statement No. 333-36179).

10(x) 1997 Stock Option Plan (incorporated by reference to Exhibit 10(iii) to Form 10-Q for the quarter ended September 30, 1997, in 0-23385).

10(xi)          Employee Stock Purchase Plan (incorporated by reference to
                Exhibit 10(iv) to Form 10-Q for the quarter ended September 30, 1997, in 0-23385).

10(xii) Indemnification Agreement between Marvin W. Griffin and Registrant dated as of November 24, 1997 (incorporated by reference to Exhibit 10(v) to Form 10-Q for the quarter ended September 30, 1997, in 0-23385).

10(xiii) Indemnification Agreement between E. Lynn Scott and Registrant dated as of November 24, 1997 (incorporated by reference to Exhibit 10(vi) to Form 10-Q for the quarter ended September 30, 1997, in 0-23385).

10(xiv) Form of Continuing Guaranty (incorporated herein by reference to Exhibit 10(xiv) to Registration Statement No. 333-36179).

10(xv) Tax Allocation Agreement between Brass Eagle Inc. and Daisy Manufacturing Company dated November 24, 1997 (incorporated by reference to Exhibit 10(vii) to Form 10-Q for the quarter ended September 30, 1997, in 0-23385).

11              Statement of Computation of Earnings Per Share.

13              Portions of the Company's Annual Report.

24              Powers of Attorney

27              Financial Data Schedule.