Form 10-Q
period 1998-03-31
BRASS EAGLE INC
filed 1998-05-08
CIK 1046112

                              UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C. 20549

                               FORM 10-Q

     /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998.

                                  OR


     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____

                       COMMISSION FILE NUMBER 0-23385

                           BRASS EAGLE INC.

              (Exact name of registrant as specified in its charter)

                    DELAWARE                           71-0578572
          (State or other jurisdiction                I.R.S. Employer
          of incorporation of organization)        Identification Number

               1203A NORTH SIXTH STREET, ROGERS, ARKANSAS 72756
              (Address of principal executive offices) (zip code)


                                 501-621-4390
               (Registrant's telephone number, including area code)

          Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) Yes __X__ No ____: and (2) has been subject to such filing requirements for the past 90 days.
          Yes ____ No __X__

          The number of shares of the Registrant's Common Stock, $0.01 par value, outstanding as of April 8, 1998 was 7,240,107.

                              BRASS EAGLE INC.


                                   FORM 10-Q

                         QUARTER ENDED MARCH 31, 1998

                                   INDEX
                                   -----

                                                                 Page

                                                                 ----

PART I:   FINANCIAL INFORMATION

          Item 1.   Condensed Financial Statements
                    Condensed Balance Sheets as of March 31,
                    1998 (unaudited) and December 31, 1997. . . .     1


                    Condensed Statements of Operations for the
                    Three Months ended March 31, 1998 (unaudited)
                    and March 31, 1997 (unaudited) . . . . . . . .    2

                    Condensed Statements of Cash Flows for the
                    Three months Ended March 31, 1998 (unaudited)
                    and March 31, 1997 (unaudited). . . . . . . .     3


                    Notes to Condensed Financial Statements. . . .  4-6

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations. 7-10

PART II:  OTHER INFORMATION


          Item 1.   Legal Proceedings. . . . . . . . . . . . . . .   11

          Item 2.   Changes in Securities and Use of Proceeds. . .   11

          Item 6.   Exhibits and Reports on Form 8-K. . . . . . . .  12

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

                         BRASS EAGLE INC.


PART I:   FINANCIAL INFORMATION
Item 1.   -  Financial Statements

                    CONDENSED BALANCE SHEETS
                  (In thousands except share data)

                                        MARCH 31,      DECEMBER 31,

                                          1998              1997
                                        ---------      ------------
                                       (unaudited)
     ASSETS
Current assets
     Cash & cash equivalents            $   1,433      $     504

     Securities available-for-sale          6,972         12,659
     Accounts receivable _
      less allowance for
      doubtful accounts of $445
      in 1998 and $118 in 1997             17,271         12,242
     Due from affiliate                       778          2,024
     Inventories                            3,575          3,584
     Prepaid expenses and other

      current assets                        1,511          1,216
                                        ---------      ---------
          Total current assets             31,540         32,229
Property and equipment, net                 2,028          1,334
Other assets
     Intangible assets, net                 2,614          2,666
                                        ---------      ---------

                                        $  36,182      $  36,229
                                        =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Current maturities of
      long-term debt                    $     398      $     698
     Accounts payable and
      accrued expenses                      8,066          6,256

     Due to affiliate                          --          2,737
                                        ---------      ---------
          Total current liabilities         8,464          9,691
Long-term debt, less current
 maturities                                    16             18
Deferred income taxes                         365            365

Stockholders' equity
     common stock, $.01 par

      value, 10,000,000
      shares authorized,
      issued and outstanding
      7,240,107 in 1998, and
      7,275,121 in 1997                        72             72
     Additional paid-in capital            25,640         25,631
     Retained earnings                      1,625            452
                                        ---------      ---------

                                           27,337         26,155
                                        ---------      ---------
                                        $  36,182      $  36,229
                                        =========      =========

See accompanying notes to condensed financial statements.

                              BRASS EAGLE INC.
                    CONDENSED STATEMENTS OF OPERATIONS

               (In thousands except share and per share data)

                                           THREE MONTHS ENDED
                                                MARCH 31,
                                   -----------------------------------
                                      1998                      1997

                                      -----                     ----
                                                (unaudited)
Net sales                          $   15,658               $    4,375
Cost of sales                          10,253                    2,861
                                   ----------               ----------
Gross profit                            5,405                    1,514


Operating expenses                      3,464                      810
                                   ----------               ----------
Operating income                        1,941                      704

Interest income /(expense)                141                     (61)
                                   ----------               ----------
Income before income taxes              2,082                      643


Provision for income taxes                797                      246
                                   ----------               ----------

Net income                         $    1,285               $      397
                                   ==========               ==========


Net income per share:
     Basic                         $      .18               $      .09
     Pro forma basic                      .18                      .08
     Diluted                              .17                      .07

Weighted Average Shares Outstanding:
     Basic                          7,232,781                4,608,871
     Pro forma basic                7,232,781                5,028,150

     Diluted                        7,680,319                5,365,794

See accompanying notes to condensed financial statements.

                            BRASS EAGLE INC.
                  CONDENSED STATEMENT OF CASH FLOWS

                                (In Thousands)

                                               THREE MONTHS ENDED
                                                   MARCH 31,
                                             ----------------------
                                               1998           1997
                                               ----           ----

                                                    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                   $   1,285      $     397
Adjustments to reconcile net
 income to net cash from
 operating activities

     Deferred income taxes                       (307)             --
     Depreciation and amortization                 293            168
     Provision for doubtful accounts               327             --
Changes in assets and liabilities
     Accounts receivable                       (5,356)          (284)
     Inventories                                     9            221
     Prepaid expenses and other assets              12          (108)
     Accounts payable and accrued expenses       1,810          1,339

     Due from affiliate                          1,246             --
                                             ---------      ---------
Net cash provided by (used in)
 Operating activities                            (681)          1,733
                                             ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property and equipment              (935)          (481)
Sales of securities available-for-sale          32,711             --
Purchase of securities available-for-sale     (27,024)             --
Distribution to Daisy                          (2,737)             --
                                             ---------      ---------
Net cash provided by (used in) investing
 activities                                      2,015          (481)
                                             ---------      ---------


CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt                       (302)          (375)
Net payments on intercompany debt                   --          (877)
Exercise of stock options less shares
 forfeited for taxes                             (103)             --
                                             ---------      ---------

Net cash used in financing activities            (405)        (1,252)
                                             ---------      ---------

NET CHANGE IN CASH                                 929             --
                                             ---------      ---------

CASH AT BEGINNING OF PERIOD                        504             --

CASH AT END OF PERIOD                        $   1,433      $      --
                                             =========      =========

Supplemental disclosures of cash flow information
     Cash paid during the year for:
          Interest                           $      62      $      33

          Taxes                                    163             --

See accompanying notes to condensed financial statements.

                         BRASS EAGLE INC.


               Notes to Condensed Financial Statements
     (All information for the three months ended March 31, 1998 and 1997 is unaudited)


NOTE 1 _ SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies and practices followed by the Company are as follows:

DESCRIPTION OF BUSINESS: Brass Eagle Inc. (the _Company_ or _Brass Eagle_) is a leading manufacturer of paintball guns and other paintball products. The Company sells its products through both foreign and major national domestic retailers. The financial statements have been prepared using certain estimates and allocations (see below) and include only the accounts of Brass Eagle.


INTERIM RESULTS (UNAUDITED): The accompanying condensed balance sheet at March 31, 1998 and the condensed statements of operations and condensed cash flows for the three-month period ended March 31, 1998 and 1997 are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring adjustments necessary for the fair presentation of the results of the interim periods. The data disclosed in these notes to the financial statements for those interim periods are also unaudited. The results of operations for the three-month period ended March 31, 1998 are not necessarily indicative of the results expected for the full calendar year. Because all of the disclosures required by generally accepted accounting principles are not included, these interim statements should be read in conjunction with the financial statements and notes thereto contained in the Company's 1997 Annual Report.


ALLOCATIONS AND USE OF ESTIMATES: During the three-month period ended March 31, 1997, Brass Eagle shared operational and administrative facilities with Daisy Manufacturing Company (_Daisy_). As a result, certain manufacturing, selling, and administrative expenses had to be allocated from Daisy to Brass Eagle. Allocations were based on various activities including quantity of inventory produced, quantity of inventory received, number of shipments, headcount, and estimates of time spent on Brass Eagle's paintball related operations. Management believes that these allocations are based on a reasonable method. Sales, returns, material cost, and direct labor cost were not allocated because they could be specifically identified to Brass Eagle. Since November of 1997 the Company has been operating on a stand-alone basis and no longer shares administrative or operating facilities with Daisy; therefore, no allocations were required for the quarter ended March 31, 1998.

                         BRASS EAGLE INC.


               Notes to Condensed Financial Statements
     (All information for the three months ended March 31, 1998 and 1997 is unaudited)


NOTE 1 _ SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Management must make estimates and assumptions in preparing financial statements that affect the amounts reported therein and the disclosures provided. These estimates, allocations, and assumptions may change in the future and future results could differ.

EARNINGS PER SHARE: The Company has adopted the provisions of the Securities and Exchange Commission Staff Accounting Bulletin (SAB 98) issued in February, 1998. Accordingly, the Company has included a presentation of basic and pro forma basic earnings per share. The pro forma basic earnings per share considers the weighted average shares outstanding during the period plus the weighted average number of shares issued in the initial public offering whose proceeds would have been used to pay the divisional equity to Daisy as if the shares had been outstanding in all periods presented. Additionally, SAB 98 requires that options issued within one year of the initial public offering be treated similar to a stock split as of the beginning of the period.



NOTE 2 _ INVENTORIES

Inventories consist of the following components (in thousands):

                                             March 31,      December 31,

                                                1998           1997
                                             ---------      ------------
Finished goods                               $ 1,653        $ 2,320
Raw materials                                  1,922          1,264
                                             -------        -------
                                             $ 3,575        $ 3,584
                                             =======        =======

/TABLE

                            BRASS EAGLE INC.


               Notes to Condensed Financial Statements
     (All information for the three months ended March 31, 1998 and 1997 is unaudited)



NOTE 3 _ NEW ACCOUNTING STANDARD


In February 1998, the Financial Accounting Standards Board (_FASB_) issued Statement of Financial Accounting Standards No. 132, _Employers' Disclosure about Pensions and Other Postretirement Benefits_ (_SFAS No. 132_). This statement revises employers' disclosures about pensions and other postretirement benefit plans but does not change the measurement or recognition of those plans. It standardizes the disclosure requirements to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis and eliminates certain disclosures that are no longer as useful as they were when FASB Statements No. 87, Employers' Accounting for Pensions, No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, were issued. This statement is effective for fiscal years beginning after December 15, 1997.


In March 1998, the American Institute of Certified Public Accountants (_AICPA_), issued Statement of Position 98-1, _Accounting for the Costs of Computer Software Developed or Obtained for Internal Use_ (_SOP 98-1_). This statement is effective for financial statements for fiscal years beginning after December 15, 1998. Earlier application is encouraged in fiscal years for which annual financial statements have not been issued. The Company implemented SOP 98-1 in the first quarter of 1998. SOP 98-1 did not have a material impact on the Company's financial condition or results of operations.

                              BRASS EAGLE INC.



Item 2. _ Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying condensed financial statements for the three months ended March 31, 1998 and March 31, 1997 and the 1997 Annual Report.


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this filing and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission (_SEC_), press releases, presentations by the company or its management and oral statements) may constitute _forward-looking statements_ within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements may include, among other things, statements regarding the Company's financial position, results of operations, market position, product development, regulatory matters, growth opportunities and growth rates, acquisition and divestiture opportunities, and other similar forecasts and statements of expectation. Words such as _expects,_ _anticipates,_ _intends,_ _plans,_ _believes,_ _seeks,_ _estimates_ and _should,_ and variations of these words and similar expressions, are intended to identify these forward-looking statements. Such statements are not statements of historical fact. Rather, they are based on the Company's estimates, assumptions, projections and current expectations, and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based upon the occurrence of future events, the receipt of new information, or otherwise. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause the company's actual results to differ materially from the results, projections and expectations expressed in the forward-looking statements include, among others, the following possibilities: (i) intensifying competition, including specifically the intensification of price competition, the entry of new competitors and the introduction of new products by new and existing competitors; (ii) failure to obtain new customers or retain existing customers: (iii) inability to carry out marketing and sales plans; (iv) loss of key executives: (v) general economic and business conditions which are less favorable than expected; and (vi) unanticipated changes in industry trends.

                         BRASS EAGLE INC.


RESULTS OF OPERATIONS

The following table sets forth operations data as a percentage of sales for the periods indicated.

                                             Three Months Ended
                                                  March 31,

                                             -------------------
                                             1998           1997
                                             ----           ----
Sales                                        100.0%         100.0%
Cost of sales                                 65.5%          65.4%
Gross profit                                  34.5%          34.6%

Operating expenses                            22.1%          18.5%
Operating income                              12.4%          16.1%
Net income                                     8.2%           9.1%

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED
MARCH 31, 1997


SALES. Sales increased by 256.8% to $15.7 million for the three months ended March 31, 1998 compared to $4.4 million in the three months ended March 31, 1997. The increase in sales was due to the increased popularity of paintball play, increased distribution to mass merchandisers and increased unit volume for all products.

GROSS PROFIT.  Gross profit as a percentage of net sales remained essentially the same; 34.5% for the three months ended March 31, 1998 as compared to 34.6% for the three months ended March 31, 1997.

OPERATING EXPENSES. Operating expenses increased by 332.1% to $3.5 million in the three months ended March 31, 1998 compared to $810,000 in the three months ended March 31, 1997. This represented an increase from 18.5% of sales to 22.1% of sales as a result of additional allowance for doubtful accounts to correspond with the increase in sales and receivables, additional benefit costs and outside services as well as other non-recurring costs in the first quarter of 1998.

OPERATING INCOME. Operating income increased by 169.9% to $1.9 million in the three months ended March 31, 1998 as compared to $704,000 in the three months ended March 31, 1997. The increase was primarily due to higher unit sales volume.


INTEREST. The Company recorded interest income of $141,000 in the three months ended March 31, 1998 as compared to interest expense of $61,000 in the three months ended March 31, 1997. The change was primarily due to investment income from the net proceeds of the Initial Public Offering versus interest expense on outstanding borrowings in 1997.

                         BRASS EAGLE INC.

INCOME TAX RATE. The Company's effective federal and state income tax rate was 38.3% in the three months ended March 31, 1998 and 1997.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the three months ended March 31, 1998 was $681,000, which consisted primarily of net income of $1.3 million, depreciation and amortization expense of $293,000, less increases in accounts receivable of $5.4 million and an increase in accounts payable and accrued expenses over prepaid expenses of $1.8 million and a decrease in _Due from Affiliate_ of $1.2 million.

Net cash provided by investing activities was $2.0 million for the three months ended March 31, 1998. This resulted from net proceeds on sales of securities available-for-sale of $5.7 million, reduced by a distribution of $2.8 million to Daisy and the purchase of property and equipment of $935,000.

The Company is aware of the year 2000 issue and has recognized the need to ensure that its computer operations and operating systems will not be adversely affected by the year 2000 prior to processing information which will include dates in the year 2000. During 1997, the Company upgraded its primary business enterprise system to a version which is year 2000 compliant and does not anticipate any significant cost to be incurred related to year 2000 compliance issues. However, there can be no assurance that the systems of other companies, including customers and suppliers on which the Company's systems interact and transmit data, will be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's systems.


Net cash used in financing activities was $405,000 in the three months ended March 31, 1998, which consisted of a $302,000 reduction of long-term debt and the proceeds from the issuance of shares upon exercise of stock options less shares forfeited for taxes of $103,000.

As of March 31, 1998 the Company had a non-interest bearing term debt with a remaining face value of $390,000 payable to the prior owners of BEI, secured by specific equipment. The note has an imputed interest rate of 8.4% and is due on October 3, 1998.

At March 31, 1998, the Company had working capital of $23.1 million. Although the Company has contacted financial institutions regarding a new credit facility, the Company has not entered into any letter of intent or other agreements relating to such facility. The Company has paid the intercompany borrowings from Daisy with the proceeds from the Offering.

                         BRASS EAGLE INC.

The Company believes that funds generated from operations, together with the net proceeds of the Initial Public Offering (_Offering_) and borrowings under contemplated future credit facilities, will be adequate to meets its anticipated cash requirements for at least the next 18 months. The Company may, when and if the opportunity arises, acquire other businesses involved in activities or having product lines that are compatible with those of the Company or pursue the vertical integration of production capabilities for one or more of the Company's products which are currently purchased from third parties. The capital expenditures that would be associated with any such activities that may occur in the future, would be funded with available proceeds from the Offering, borrowings under contemplated future credit facilities, working capital or a combination of such sources.

                         BRASS EAGLE INC.



PART II:  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

(d)  Use of proceeds information:

The following table summarizes the gross proceeds to the Company, the expenses incurred for the Company's account, and the net proceeds to the Company in connection with the issuance and distribution of common stock by the Company in the Offering, Registration No. 333-36179, which became effective 11/25/97:

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
                                                       ===========

The following table summarizes the amounts of net Offering proceeds to the

Company used for the purposes listed, through the date of this report:

                                                       Amount
                                                       ------
     Funding distribution of divisional equity to
          Daisy                                        $11,578,559

     Construction of plant, building and facilities:             0
     Purchase and installation of machinery and
          equipment:                                       935,039
     Purchases of real estate:                                   0
     Acquisition of other businesses:                            0
     Repayment of indebtedness:                          1,500,000
     Working capital:                                    6,669,402

     Temporary investments:                              5,020,000
/TABLE

                              BRASS EAGLE INC.


Item 6.  Exhibits and Reports on Form 8-K

     The following exhibits are filed with this Report or are incorporated herein by reference to previously filed material:

(a)  Exhibits

Exhibit

Number    Description of Document
------    -----------------------

10(i) Administrative Agreement between Brass Eagle Inc. and Daisy Manufacturing Company effective January 1, 1998

11(i)     Statement of Computation of Earnings Per Share


27(i)     Financial Data Schedule
===============================================================================
(b)  Reports on Form 8-K:

The Company filed a current report on Form 8-K dated April 24, 1998,relating to the company's recall of the lenses on certain Extreme Vision 280 paintball goggles.

                            BRASS EAGLE INC.




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Brass Eagle Inc.




                                   By:  /s/ J. R. Brian Hanna
                                        J. R. Brian Hanna
                                        Vice President_Finance and Chief
                                        Financial Officer and Treasurer
                                        (on behalf of the Registrant and as the

                                        Registrant's principal Financial and
                                        Accounting Officer)

                         BRASS EAGLE INC.



                              EXHIBIT INDEX
                              -------------

     The following exhibits are filed with this Report or are incorporated herein by reference to previously filed material:

NUMBER    DESCRIPTION OF DOCUMENT

------    -----------------------

10(i) Administrative Agreement between Brass Eagle Inc. and Daisy Manufacturing Company effective January 1, 1998

11(i)     Statement of Computation of Earnings Per Share


27(i)     Financial Data Schedule

                         BRASS EAGLE INC.                   EXHIBIT 10(i)


                      ADMINISTRATIVE AGREEMENT

     This Agreement effective the 01 day of January 1998, is by and between Daisy Manufacturing Company, a Delaware corporation, 2111 South Eighth Street, Rogers, Arkansas 72758, (_Daisy_), and Brass Eagle Inc., a Delaware corporation, 1203 A N. 6th Street, Rogers, Arkansas 72756 (_BE_).

     The parties hereby agree as follows:


          1. Daisy will provide the following employee services for a total fee of $24,071.58 per month:

               (a)  MIS AND SOFTWARE SUPPORT INCLUDING:
                    (i)    Telephone service for voice and data;
                    (ii)   Computer hardware, equipment, links and hookups;

                    (iii)  Software programs to run the business _ e. g. MRP
                           II;
                    (iv)   Host facilities for data and backup:
                    (v)    Employee services.
               $11,833.33 per month

               (b)  LEGAL INCLUDING:
                    (i)    Supervising all litigation, insurance (property and

                           casualty and product liability matters;
                    (ii)   Work on all BE contracts;
                    (iii) Routine legal review of transactions, employee-related legal problems, and miscellaneous legal matters;
                    (iv) Corporate secretarial and Board of Directors. $3,0961.25 per month


               (c)  HUMAN RESOURCES _ CONSULT AND ADVISE REGARDING:
                    (i) Assistance with hiring, firing, HR procedures and functions;
                    (ii)   Compliance with HR-related laws;
                    (iii)  Payroll and related services;
                    (iv) Group medical, life, A. D. & D, 401 (K). $1,042.00 per month


               (c)  ACCOUNTS RECEIVABLE AND CREDIT INCLUDING:
                    (i)    Review and credit-related decisions;
                    (ii)   Collections of delinquent accounts;
               $7,235.00 per month

                         BRASS EAGLE INC.

          2. Full time employees shall provide these services on an as needed basis. If BE should decide that any of the services are no longer needed, or Daisy should decide they can no longer provide such services then an equitable adjustment shall be made in the monthly fee, by mutual agreement of the parties. To the extent BE requires outside consultants to assist in any of the above area, BE shall hire and pay such outside consultants directly.

          3. The term of this Agreement shall be until December 31, 1998. Unless either party gives thirty days prior written notice, it shall be renewed for a like on-year term on an annual basis. Provided, however, this Agreement shall terminate no later than December 31, 2001.


          4. Daisy shall exercise ordinary care in providing these services to BE, and said services shall be consistent with a quality level usual and customary in the industry. Daisy shall be liable to BE for failure at such services only in the case of gross negligence or willful misconduct.

          5.   This Agreement shall be governed according to the laws of the

               State of Arkansas.


          Executed and agreed to January 23, 1998.

Daisy Manufacturing Company                       Brass Eagle Inc.


By:  /s/ Marvin Griffin                           By:  /s/ Lynn Scott
Title:  President                                 Title:  President

                         BRASS EAGLE INC.                   Exhibit 11(i)


          STATEMENT OF COMPUTATION OF EARNINGS PER SHARE
          (In thousands except share and per share data)

                                                  THREE MONTHS ENDED
                                                        MARCH 31,
                                                  -------------------
                                                  1998           1997

                                                  ----           ----
BASIC NET INCOME PER SHARE
     Net income available to common
      stockholders                           $    1,285     $      397
                                             ==========     ==========
     Weighted average common shares

      outstanding                             7,232,781      4,608,871
                                             ==========     ==========
     Basic net income per share              $     0.18     $     0.09
                                             ==========     ==========

PRO FORMA BASIC NET INCOME PER SHARE
     Net income available to common
      stockholders                           $    1,285     $      397

                                             ==========     ==========
     Weighted average common shares
      outstanding                             7,232,781      4,608,871
     Theoretical shares issued whose
      proceeds would have been used
      to pay divisional equity                       --        419,279
                                             ----------     ----------

     Pro forma basic weighted average
      shares outstanding                      7,232,781      5,028,150
                                             ==========     ==========
     Pro forma basic net income per share    $     0.18     $     0.08
                                             ==========     ==========

DILUTED NET INCOME PER SHARE
     Net income available to common

      stockholders                           $    1,285     $      397
                                             ==========     ==========
     Pro forma basic weighted average
      common shares outstanding               7,232,781      5,028,150
     Add dilutive effect of stock options       447,538        337,644
                                             ----------     ----------
     Weighted average dilutive common

      shares outstanding                      7,680,319      5,365,794
                                             ==========     ==========
          Diluted net income per share       $     0.17     $     0.07
                                             ==========     ==========
/TABLE