Form 10-Q
period 1998-06-30
BRASS EAGLE INC
filed 1998-07-29
CIK 1046112

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C. 20549

                                      FORM 10-Q


     /x/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         For the quarterly period ended June 30, 1998.

                                       OR


     / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For The Transition Period From ____ To ____

                              Commission File Number 0-23385


                                        BRASS EAGLE INC.
                    Exact name of registrant as specified in its charter)

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

          Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports)
          Yes X   No  :  and (2) has been subject to such filing requirements for the past 90 days.
          Yes      No X

          The number of shares of the Registrant's Common Stock, $0.01 par value, outstanding as of July 15, 1998 was 7,240,771.

                              BRASS EAGLE INC.

                                   FORM 10-Q

                         QUARTER ENDED JUNE 30, 1998

                                    INDEX

                                                                 Page


PART I:   FINANCIAL INFORMATION
          Item 1.   Condensed Financial Statements
                    Condensed Balance Sheets as of June 30,
                    1998 (unaudited) and December 31, 1997. . . . 1-2

                    Condensed Statements of Operations for the Three and Six Months ended June 30, 1998
                    (unaudited)and June 30, 1997 (unaudited). . . 3

                    Condensed Statements of Cash Flows for the
                    Three and Six Months Ended June 30, 1998
                    (unaudited)and June 30, 1997 (unaudited). . . 4-5

                    Notes to Condensed Financial Statements. . . .6-8

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations.9-13

PART II:  OTHER INFORMATION

          Item 2.   Changes in Securities and Use of Proceeds. . .14

          Item 4.   Submission of Matters to a Vote of Security
                    Holders. . . . . . . .  . . . . . . . . . . . 15

          Item 5.   Other Information. . . . . . . .  . . . . . . 15

          Item 6.   Exhibits and Reports on Form 8-K. . . . . . . 16

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . 17

                              BRASS EAGLE INC.


PART I:   FINANCIAL INFORMATION
Item 1.   -  Financial Statements

                              CONDENSED BALANCE SHEETS
                         (In thousands except share data)

                                          JUNE 30,            DECEMBER 31,
                                          1998                     1997
                                          ----                     ----
                                                  (unaudited)
     ASSETS
Current assets
     Cash & cash equivalents            $     3,893            $        504
     Securities available-for-sale            3,034                  12,659
     Accounts receivable _
      less allowance for
      doubtful accounts of $494
      in 1998 and $118 in 1997               17,741                  12,242
     Due from affiliate                           0                   2,024
     Inventories                              7,745                   3,584
     Prepaid expenses and other
      current assets                          1,745                   1,216
                                        -----------              ----------
          Total current assets               34,158                  32,229
Property and equipment, net                   4,401                   1,334
Other assets
     Intangible assets, net                   2,663                   2,666
                                        -----------              ----------
                                        $    41,222              $   36,229
                                        ===========              ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Current maturities of
      long-term debt                    $       398              $     698
     Accounts payable and
      accrued expenses                       10,401                  6,256
     Due to affiliate                           132                  2,737
                                        -----------              ---------
        Total current liabilities            10,931                  9,691
Long-term debt, less current
 maturities                                      14                     18
Deferred income taxes                           365                    365

                              BRASS EAGLE INC.

                              CONDENSED BALANCE SHEETS
                         (In thousands except share data)

                                          JUNE 30,            DECEMBER 31,
                                          1999                     1997
                                          ----                     ----
                                                  (unaudited)
Stockholders' equity
     common stock, $.01 par
      value, 10,000,000
      shares authorized,
      issued and outstanding
      7,240,771 in 1998, and
      7,225,121 in 1997                          72                     72
     Additional paid-in capital              25,651                 25,631
     Retained earnings                        4,189                    452
                                        -----------              ---------
                                             29,912                 26,155
                                        $    41,222              $  36,229
                                        ===========              =========

See accompanying notes to condensed financial statement

                              BRASS EAGLE INC
                    CONDENSED STATEMENTS OF OPERATIONS
               (In thousands except share and per share data)

                          THREE MONTHS ENDED           SIX MONTHS ENDED
                                JUNE 30                      JUNE 30,
                         ---------------------         ------------------
                            1998        1997            1998        1997
                            ----        ----            ----        ----
                               (unaudited)                (unaudited)

Net sales                $   19,497     $    7,530     $   35,155  $   11,905
Cost of sales                12,196          5,133         22,449       7,994
                         ----------     ----------     ----------   ---------
Gross profit                  7,301          2,397         12,706       3,911

Operating expenses            3,234          1,163          6,698       1,973
                         ----------     ----------     ----------   ---------
Operating income              4,067          1,234          6,008       1,938

Interest income/(expense)        90           (62)            231       (123)
                         ----------     ----------     ----------   ---------
Income before income
 taxes                        4,157          1,172          6,239       1,815

Provision for income
 taxes                        1,593            449          2,390         695
                         ----------     ----------     ----------   ---------

Net income               $    2,564     $      723     $    3,849   $   1,120
                         ==========     ==========     ==========   =========

Net income per share:
     Basic               $      .35     $      .16     $      .53   $     .24
     Pro forma basic            .35            .14            .53         .22
     Diluted                    .33            .13            .50         .21

Weighted Average Shares
 Outstanding:
     Basic                7,240,756      4,608,871      7,236,793   4,608,871
     Pro forma basic      7,240,756      5,028,150      7,236,793   5,028,150
     Diluted              7,683,310      5,365,794      7,682,299   5,365,794




See accompanying notes to condensed financial statements.

                                BRASS EAGLE INC.
                       CONDENSED STATEMENT OF CASH FLOWS
                                 (In Thousands)

                                               SIX MONTHS ENDED
                                                    JUNE 30,
                                             ---------------------
                                             1998             1997
                                             ----             ----
                                                 (Unaudited)
CASH FLOWS FROM
OPERATING ACTIVITIES
Net income                                   $    3,849     $   1,120
Adjustments to reconcile net income to net
 cash from operating activities
     Deferred income taxes                        (307)         (161)
     Depreciation and amortization                  705           337
     Provision for doubtful accounts                376            --
     Stock Compensation Expense                      12            --
Changes in assets and liabilities
     Accounts receivable                        (6,430)        (1,051)
     Inventories                                (4,161)        (1,275)
     Prepaid expenses and other assets              233          (331)
     Accounts payable and accrued expenses        4,144          2,780
     Due from affiliate                           2,156             --
                                             ----------     ----------
Net cash provided by (used in) Operating
 activities                                         577          1,419
                                             ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment              (3,669)          (485)
Sales of securities available-for-sale            52,729             --
Purchase of securities available-for-sale       (43,104)             --
Distribution to Daisy                            (2,737)             --
                                             -----------    -----------
Net cash provided by (used in) investing
 activities                                        3,219           (485)
                                             -----------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt                         (304)           (271)
Net payments on intercompany debt                     --           (663)
Exercise of stock options less shares
 forfeited  for taxes                              (103)             --
                                             -----------    -----------
Net cash provided by (used in)
 financing activities                              (407)          (934)
                                             -----------    -----------

                                BRASS EAGLE INC.

                       CONDENSED STATEMENT OF CASH FLOWS
                                 (In Thousands)

                                               SIX MONTHS ENDED
                                                    JUNE 30,
                                             ---------------------
                                             1999             1997
                                             ----             ----
                                                 (Unaudited)

NET CHANGE IN CASH                                3,389            --
                                             ----------     ---------
CASH AT BEGINNING  OF PERIOD                        504            --
                                             ----------     ---------
CASH AT END OF PERIOD                        $    3,893     $      --
                                             ==========     =========

Supplemental disclosures of cash flow information

     Cash paid during the year for:
          Interest                           $       62     $     170
          Taxes                                   2,430            --

See accompanying notes to condensed financial statements.

                              BRASS EAGLE INC.

                    Notes to Condensed Financial Statements
          (All information for the three and six month periods ended
                         June 30, 1998 and 1997 is unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies and practices followed by the Company are as follows:

DESCRIPTION OF BUSINESS: Brass Eagle Inc. (the 'Company' or 'Brass Eagle') is a leading manufacturer of paintball guns and other paintball products. The Company sells its products through both foreign and major national domestic retailers. The financial statements have been prepared using certain estimates and allocations (see below) and include only the accounts of Brass Eagle.

INTERIM RESULTS (UNAUDITED): The accompanying condensed balance sheet at June 30, 1998 and the condensed statements of operations and condensed cash flows for the three and six month periods ended June 30, 1998 and 1997 are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring adjustments necessary for the fair presentation of the results of the interim periods. The data disclosed in these notes to the financial statements for those interim periods are also unaudited. The results of operations for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results expected for the full calendar year. Because all of the disclosures required by generally accepted accounting principles are not included, these interim statements should be read in conjunction with the financial statements and notes thereto contained in the Company's 1997 Annual Report.

ALLOCATIONS AND USE OF ESTIMATES: During the three month period ended June 30, 1997 Brass Eagle shared operational and administrative facilities with Daisy Manufacturing Company ('Daisy'). As a result, certain manufacturing, selling, and administrative expenses had to be allocated from Daisy to Brass Eagle. Allocations were based on various activities including quantity of inventory produced, quantity of inventory received, number of shipments, headcount, and estimates of time spent on Brass Eagle's paintball related operations.

Management believes that these allocations are based on a reasonable method. Sales, returns, material cost, and direct labor cost were not allocated because they could be specifically identified to Brass Eagle. Since November of 1997 the Company has been operating on a stand-alone basis and no longer shares administrative or operating facilities with Daisy; therefore, no allocations were required for the three and six month periods ended June 30, 1998.

Management must make estimates and assumptions in preparing financial statements that affect the amounts reported therein and the disclosures provided. These estimates, allocations, and assumptions may change in the future and future results could differ.

                                BRASS EAGLE INC.

                    Notes to Condensed Financial Statements
          (All information for the three and six month periods ended
                    June 30, 1998 and 1997 is unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 2 - INVENTORIES

Inventories consist of the following components (in thousands):

                                              June 30,           December 31,
                                                1998                 1997
                                             ----------          ------------
Finished goods                               $ 3,994             $ 2,320
Raw materials                                  3,751               1,264
                                             -------             -------
                                             $ 7,745             $ 3,584
                                             =======             =======

NOTE 3 - NONCASH TRANSACTIONS

The company acquired the rights to the hyberball concept and certain other assets in exchange for trade receivables of $371,000. The rights to the hyperball concept are being amortized over 60 months.

NOTE 4 - SUBSEQUENT EVENT

On July 13, 1998 the Company received a financing commitment from NationsBank. The commitment provides the company with a line of credit equal to 75% of eligible accounts receivables up to a maximum of $10.0 million. Outstanding borrowings will bear interest at the LIBOR rate plus the applicable margin, as defined (between 125 and 155 basis points). The commitment provides that the Company will maintain a ratio of funded debt to EBITDA of no more than 3.0 to
1.0. The commitment to advance funds expires on July 1, 2001. The Company has not borrowed against the line of credit.

                                BRASS EAGLE INC.

                    Notes to Condensed Financial Statements
          (All information for the three and six month periods ended
                    June 30, 1998 and 1997 is unaudited)

NOTE 5 - NEW ACCOUNTING STANDARD

In February, 1998 the Financial Accounting Standards Board ('FASB') issued Statement of Financial Accounting Standards No. 132, 'Employers' Disclosure about Pensions and Other Postretirement Benefits' ('SFAS No. 132'). This statement revises employers' disclosures about pensions and other postretirement benefit plans but does not change the measurement or recognition of those plans. It standardizes the disclosure requirements to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis and eliminates certain disclosures that are no longer as useful as they were when FASB Statements No. 87, Employers' Accounting for Pensions, No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, were issued. This statement is effective for fiscal years beginning after December 15, 1997.

In March, 1998 the American Institute of Certified Public Accountants ('AICPA'), issued Statement of Position 98-1, 'Accounting for the Costs of Computer Software Developed or Obtained for Internal Use' ('SOP 98-1'). This statement is effective for financial statements for fiscal years beginning after December 15, 1998. Earlier application is encouraged in fiscal years for which annual financial statements have not been issued. The Company implemented SOP 98-1 in the first quarter of 1998. SOP 98-1 did not have a material impact on the Company's financial condition or results of operations.

                                   BRASS EAGLE INC.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying condensed financial statements for the three and six month periods ended June 30, 1998 and June 30, 1997 and the 1997 Annual Report.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in this filing and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission ('SEC'), press releases, presentations by the company or its management and oral statements) may constitute 'forward-looking statements' within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements may include, among other things, statements regarding the Company's financial position, results of operations, market position, product development, regulatory matters, growth opportunities and growth rates, acquisition and divestiture opportunities, and other similar forecasts and statements of expectation. Words such as 'expects,' 'anticipates,' 'intends,' 'plans,' 'believes,' 'seeks,' 'estimates' and 'should,' and variations of these words and similar expressions, are intended to identify these forward-looking statements. Such statements are not statements of historical fact. Rather, they are based on the Company's estimates, assumptions, projections and current expectations, and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based upon the occurrence of future events, the receipt of new information, or otherwise. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause the company's actual results to differ materially from the results, projections and expectations expressed in the forward-looking statements include, among others, the following possibilities: (i) intensifying competition, including specifically the intensification of price competition, the entry of new competitors and the introduction of new products by new and existing competitors; (ii) failure to obtain new customers or retain existing customers; (iii) inability to carry out marketing and sales plans; (iv) loss of key executives; (v) general economic and business conditions which are less favorable than expected; and (vi) unanticipated changes in industry trends.

                              BRASS EAGLE INC.

RESULTS OF OPERATIONS

The following table sets forth operations data as a percentage of sales for the periods indicated:

                         Three Months Ended              Six Months Ended
                               June 30,                       June 30,
                         -------------------           ---------------------
                         1998           1997           1998           1997
                         ----           ----           ----           ----
Sales                    100.0%         100.0%         100.0%         100.0%
Cost of sales             62.6%          68.2%          63.9%          67.1%
Gross profit              37.4%          31.8%          36.1%          32.9%
Operating expenses        16.6%          15.4%          19.0%          16.6%
Operating income          20.8%          16.4%          17.1%          16.3%
Net income                13.2%           9.6%          10.9%           9.4%


THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

SALES. Sales increased by 160.0% to $19.5 million for the three months ended June 30, 1998 compared to $7.5 million in the three months ended June 30, 1997. The increase in sales was due to the increased popularity of paintball play, increased domestic distribution to mass merchandisers and increased unit volume for all products.

GROSS PROFIT. Gross profit as a percentage of net sales increased to 37.4% for the three months ended June 30, 1998; as compared to 31.8% for the three months ended June 30, 1997. This increase was primarily due to a change in the product mix and increased absorption of fixed overhead, which resulted in higher gross profit percentages.

OPERATING EXPENSES. Operating expenses increased by 166.7% to $3.2 million in the three months ended June 30, 1998 compared to $1.2 million in the three months ended June 30, 1997. This represented an increase from 15.4% of sales to 16.6% of sales as a result of additional compensation related to increased staffing and related benefits for the three months ended June 30, 1998.

OPERATING INCOME. Operating income increased by 241.7% to $4.1 million in the three months ended June 30, 1998 as compared to $1.2 million in the three months ended June 30, 1997. The increase was primarily due to higher unit sales volume and improved gross profit percentages.

                              BRASS EAGLE INC.

INTEREST. The Company recorded interest income of $90,000 in the three months ended June 30, 1998 as compared to interest expense of $62,000 in the three months ended June 30, 1997. The change was primarily due to investment income from the net proceeds of the Initial Public Offering versus interest expense on outstanding borrowings in 1997.

INCOME TAX RATE. The Company's effective federal and state income tax rate was 38.3% in the three months ended June 30, 1998 and 1997.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTH ENDED JUNE 30, 1997

SALES. Sales increased by 195.8% to $35.2 million for the first six months of 1997 compared to $11.9 million the first six months of 1997. The increase in sales was primarily due to higher unit volume of all products due to increased popularity of paintball play and increased domestic distribution to mass merchandisers.

GROSS PROFIT. Gross profit as a percentage of net sales increased to 36.1% for the first six months of 1998 compared to 32.9% for the first six months of 1997 primarily due to product mix changes and increased absorption of fixed overhead which resulted in a higher gross profit percentage.

OPERATING EXPENSES. Operating expenses increased by 235.0% to $6.7 million the first six months of 1998 compared to $2.0 million in the first six months of 1997. This represented an increase from 16.6% of sales to 19.0% of sales as a result of an additional allowance for doubtful accounts to correspond with the increases in sales and receivables, additional outside services and additional compensation related to increased staffing and related benefits.

OPERATING INCOME. Operating income increased by 215.8% to $6.0 million in the first six months of 1998 compared to $1.9 million in the first six months of 1997. The increase was primarily due to higher unit sales volume and improved gross profit percentages.

INTEREST. The Company recorded interest income of $231,000 in the first six months of 1998 compared to interest expense of $123,000 in the first six months of 1997. The changes were primarily due to investment income from the net proceeds of the Initial Public Offering versus interest expenses on outstanding borrowings in 1997.

INCOME TAX RATE. The Company's effective federal and state income tax rate was 38.3% in the first six months ended June 30, 1998 and 1997.

                              BRASS EAGLE INC.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the six months ended June 30, 1998 was $577,000, which consisted primarily of net income of $3.8 million, depreciation and amortization expense of $705,000, less increases in accounts receivable of $6.4 million, an increase in accounts payable and accrued expenses and prepaid expenses of $4.4 million, an increase in inventory of $4.2 million and a decrease in 'Due from Affiliate' of $2.2 million.

Net cash provided by investing activities was $3.2 million for the six months ended June 30, 1998. This resulted from net proceeds on sales of securities available-for-sale of $9.6 million, reduced by a distribution of $2.7 million to Daisy and the purchase of property and equipment of $3.7 million.

The Company is aware of the year 2000 issue and has recognized the need to ensure that its computer operations and operating systems will not be adversely affected prior to processing information which will include dates in the year 2000. During 1997, the Company upgraded its primary business enterprise system to a version which is year 2000 compliant and does not anticipate any significant cost to be incurred related to the compliance issues. However, there can be no assurance that the systems of other companies, including customers and suppliers on which the Company's systems interact and transmit data, will be timely converted or that any such failure to convert by another company would not have an adverse affect on the Company's systems.

The Company has committed to the lease of a 24,564 square foot manufacturing facility. The facility will house the company's paintball production operations and is expected to begin operating during the third quarter of 1998. Equipment and leasehold improvements including installation of equipment is estimated to cost $4.4 million. The Company has expended $3.3 million for the new facility through June 30, 1998. During the second quarter of 1998 start-up charges of $212,000 related to the new paintball facility were included in cost-of-sales.

Net cash used in financing activities was $407,000 in the six months ended June 30, 1998 which consisted of a $304,000 reduction of long-term debt and the proceeds from the issuance of shares upon exercise of stock options less shares forfeited for taxes of $103,000.

As of June 30, 1998 the Company had a non-interest bearing term debt with a remaining face value of $390,000 payable to the prior owners of BEI, secured by specific equipment. The note has an imputed interest rate of 8.4% and is due on October 3, 1998.

At June 30, 1998 the Company had working capital of $23.2 million. The Company has established a new $10 million credit facility. The Company has paid the intercompany borrowings from Daisy with the proceeds from the Initial Public Offering.

                              BRASS EAGLE INC.

The Company believes that funds generated from operations, together with borrowings under the credit facility, will be adequate to meet its anticipated cash requirements for at least the next 18 months. The Company may, when and if the opportunity arises, acquire other businesses involved in activities or having product lines that are compatible with those of the Company or pursue the vertical integration of production capabilities for one or more of the Company's products which are currently purchased from third parties. The capital expenditures that would be associated with any such activities that may occur in the future would be funded with available proceeds from the Initial Public Offering, borrowings from the credit facility, working capital or a combination of such sources.

                              BRASS EAGLE INC.

PART II:  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(d)  Use of proceeds information:

The following table summarizes the gross proceeds to the Company, the expenses incurred for the Company's account, and the net proceeds to the Company in connection with the issuance and distribution of common stock by the Company in the Initial Public Offering, Registration No. 333-36179, which became effective 11/25/97:

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
                                                       ===========



The following table summarizes the amounts of net Initial Public Offering proceeds to the Company used for the purposes listed, through the date of this report:

                                                       Amount
                                                       ------
     Funding distribution of divisional equity to
          Daisy                                        $11,578,559
     Construction of plant, building and facilities:             0
     Purchase and installation of machinery and
          equipment:                                     3,668,967
     Purchases of real estate:                                   0
     Acquisition of other businesses:                            0
     Repayment of indebtedness:                          1,500,000
     Working capital:                                    5,905,474
     Temporary investments:                              3,050,000

                              BRASS EAGLE INC.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) On May 20, 1998 the Company held its First Annual Meeting of Stockholders in Irving, Texas, for the purposes of electing five members of the Board of Directors.

(b) The following table sets forth the directors elected at such meeting and the number of votes cast for and withheld for each director:

     Directors                          For            Withheld
     ---------                          ---            ---------
     Marvin W. Griffin                  6,954,505           516
     E. Lynn Scott                      6,955,021             0
     Anthony J. Dowd                    6,954,505           516
     H. Gregory Wold                    6,954,505             0
     Stephen J. Schaubert               6,954,521           500

(c) The appointment of Crowe Chizek and Company LLP as auditors for 1998 was ratified by the shareholders.


ITEM 5.  OTHER INFORMATION

     Pursuant to newly adopted rules of the Securities and Exchange Commission, any company shareholder who intends to present a proposal at the Company's Annual Meeting of Stockholders in 1999 without requesting the Company to include such proposal in the Company's proxy materials should be aware that he must notify the Company not later than March 3, 1999 of his intention to present the proposal. Otherwise, the Company may exercise discretionary voting with respect to such shareholder proposal pursuant to authority conferred on the Company by proxies delivered to the Company in connection with the meeting.

                              BRASS EAGLE INC.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     The following exhibits are filed with this Report or are incorporated herein by reference to previously filed material:

(a)  Exhibits

Exhibit

Number    Description of Document
-------   ------------------------
10(i) Administrative Agreement between Brass Eagle Inc. and Daisy Manufacturing Company effective June 1, 1998

10(ii) Lease agreement between Leroy Locke & Bonnie Locke and Brass Eagle dated January 30, 1998.

10(iii) Distributor Agreement between Goldcaps, Inc. and Brass Eagle dated April 1, 1998.

11        Statement of Computation of Earnings Per Share

27        Financial Data Schedule

-------------------------------------------------------------------------------
(b)  Reports on Form 8-K:

The Company filed a current report on Form 8-K dated May 19, 1998 disclosing the Company's intent to open a plant for the production of paintballs.

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

                              BRASS EAGLE INC.

                               EXHIBIT INDEX

     The following exhibits are filed with this Report or are incorporated herein by reference to previously filed material:

NUMBER    DESCRIPTION OF DOCUMENT
------    -----------------------
10(i) Administrative Agreement between Brass Eagle Inc. and Daisy Manufacturing Company effective June 1, 1998

10(ii) Lease agreement between Leroy Locke & Bonnie Locke and Brass Eagle dated January 30, 1998.

10(iii) Distributor Agreement between Goldcaps, Inc. and Brass Eagle dated April 1, 1998.

11        Statement of Computation of Earnings Per Share

27        Financial Data Schedule

                                   BRASS EAGLE INC.              EXHIBIT 10(i)

                              ADMINISTRATIVE AGREEMENT

     This Agreement effective the 1st day of June 1998, is by and between Daisy Manufacturing Company, a Delaware corporation, 2111 South Eighth Street, Rogers, Arkansas 72758, ('Daisy'), and Brass Eagle Inc., a Delaware corporation, 1203A N. 6th Street, Rogers, Arkansas 72756 ('BE').

     The parties hereby agree as follows:

          1. Daisy will provide the following employee services for a total fee of $19,068.33 per month:

               A.   MIS and Software Support Including:
                    (i)    Telephone service for voice and data;
                    (ii)   Computer hardware, equipment, links and hookups;
                    (iii)  Software programs to run the business, e. g. MRP II;
                    (iv)   Host facilities for data and backup; and
                    (v)    Employee services.

                    $11,833.33 per month

               B.   Accounts Receivable and Credit Including:
                    (i)    Review and credit-related decisions; and
                    (ii)   Collections of delinquent accounts.

                    $7,235.00 per month

          2. BE will provide Daisy the following employee services for a total of $5,540.00 per month.

               A.   Legal Services Including:
                    (i)    Supervising all litigation, insurance;
                    (ii)   Work on all Daisy contracts;
                    (iii) Routine legal review of transactions, employee-related legal problems, and miscellaneous legal matters; and
                    (iv)   Corporate secretarial and Board of Directors.

          3.   The net amount due to Daisy each month shall be $13,528.33.

          4. Full time employees shall provide these services on an as needed basis. If the receiving party should decide that any of the services are no longer needed, or the servicing party should decide they can no longer provide such services, then an equitable adjustment shall be made in the monthly fee, by mutual agreement of the parties. To the extent either party requires outside consultants to assist in any of the above area, that party shall hire and pay such outside consultants directly.

                                BRASS EAGLE INC.

          5. The term of this Agreement shall be until December 31, 1998. Unless either party gives thirty (30) days prior written notice, it shall be renewed for a like one-year term on an annual basis. Provided, however, this Agreement shall terminate no later than December 31, 2001.

          6. The servicing party shall exercise ordinary care in providing these services to the receiving party and said services shall be consistent with a quality level usual and customary in the industry. The servicing party shall be liable to the receiving party for failure of such services only in the case of gross negligence or willful misconduct.

          7. This Agreement shall be governed according to the laws of the State of Arkansas.


Executed and agreed to June 1, 1998.

Daisy Manufacturing Company                       Brass Eagle Inc.


By:  /s/ Marvin Griffin                           By:  /s/ Lynn Scott
Title:  President                                 Title:  President

                              BRASS EAGLE INC.              EXHIBIT 10(ii)

                              LEASE AGREEMENT

     This AGREEMENT, made and entered into this 30th day of January, 1998, by and between LEROY LOCKE & BONNIE LOCKE, HIS WIFE, 12513 Wildlife Road, Neosho, Missouri, hereinafter referred to as 'LESSORS', and BRASS EAGLE INC., 1203A North Sixth Street, Rogers, Arkansas 72756, hereinafter referred to as 'LESSEE', WITNESSETH:

     WHEREAS, the said Lessors are the owners of certain real estate located and situated in Neosho, Newton County, Missouri, more particularly described as follows, to wit:

     Building located at 4251 Doniphan Drive, Neosho, Newton County, Missouri, containing 24,564 square feet, plus existing parking spaces and ingress and egress.

     WHEREAS, the said Lessee desires to lease said property,

     NOW, THEREFORE, IT IS MUTUALLY AGREED TO BY AND BETWEEN THE PARTIES HERETO AS FOLLOWS:

     1. (a) That the Lessors do hereby agree to lease, let, rent and demise unto the said Lessee the hereinabove described property for a period of sixty
(60) months beginning on the 1st day of February, 1998, and renewable at the end of the lease for another sixty (60) months with sixty (60) days written notice by the Lessee to the Lessors.

          (b) Lessor hereby leases to Lessee and Lessee hereby leases from Lessor, the Premises subject to the terms and conditions contained on this Lease. Lessor agrees, so long as Lessee fully complies with all the terms covenants and conditions of this Lease, that Lessee may peaceably have, hold and enjoy the Premises during the Term.

     2. The Lessee shall pay the Lessors seventeen cents ($0.17) per square foot (24,564) or Four Thousand One hundred Seventy Five Dollars and 88/100 ($4,175.88) per month, as and for said lease consideration, the first month's rent being payable upon the execution of this agreement, the receipt and sufficiency of which is hereby acknowledged.

     3. IT IS FURTHER AGREED BY AND BETWEEN THE PARTIES HERETO, that absolute and unqualified possession of the hereinabove described premises shall be delivered to the Lessees upon the execution of this agreement. The Lessor agrees that they shall, upon termination of this lease, unless said lease is renewed, peacefully surrender possession of the premises and the Lessors shall have the right to re-enter and take possession of the premises and the Lessee shall peacefully surrender possession thereof to the Lessors upon written demand. All rights and interest of the Lessee shall cease and

                              BRASS EAGLE INC.

terminate, provided nothing herein shall effect the Lessor's right to rental for the term herein specified.

     4. IT IS FURTHER AGREED BY AND BETWEEN THE PARTIES HERETO, that should destruction or waste be permitted on the property outside of the terms of this greement by the Lessee or default of any other condition or covenant contained in this agreement (including payment of rent as described in paragraph one), unless such destruction, waste or default be cured within fifteen (15) days of receipt of written notice setting forth the defaults or conditions, the Lessors shall have the right to re-enter and take possession of the premises and the Lessee shall peacefully surrender possession thereof to the Lessors upon such written demand and all rights and interest of the Lessee shall cease and terminate, provided that nothing herein contained shall affect the Lessor's right to rental for the term herein specified.

     5. IT IS FURTHER AGREED BY AND BETWEEN THE PARTIES HERETO, that the Lessee shall not assign this lease or sub-let the premises or any part thereof, or permit any person to occupy the same without the prior written consent of the Lessors.

     6. IT IS FURTHER AGREED BY AND BETWEEN THE PARTIES HERETO, that the real estate taxes on the premises for the above described property shall be payable by the Lessors.

     7. IT IS EXPRESSLY UNDERSTOOD AND AGREED that the Lessors shall provide casualty insurance only on the hereinabove described premises. The Lessee agrees to provide liability and content insurance on the above described building, should they so desire.

     8.   LESSEE FURTHER COVENANTS AND AGREES TO:

          (a) Make all modifications to the building for manufacture of Paintballs to be in compliance with Federal and State Regulations;

          (b) To commit no waste or damages on said premises and to permit none to be done;

     9. IT IS FURTHER AGREED BY AND BETWEEN THE PARTIES HERETO, that the Lessee agrees to save and hold harmless the Lessors from any and all liability or liabilities occasioned by the negligence or careless acts of the Lessee.

     10. IT IS FURTHER AGREED BY AND BETWEEN THE PARTIES HERETO, that said lease may be renewed after five years for a subsequent five year period. All remaining terms and conditions of this Lease Agreement shall remain in full force and effect.

                              BRASS EAGLE INC.

     11. IT IS FURTHER AGREED BY AND BETWEEN THE PARTIES HERETO, that this agreement is binding upon the heirs, executors, administrators, successor and assigns of the parties hereto

     12. IT IS FURTHER AGREED BY AND BETWEEN THE PARTIES HERETO, that all erasures and interlineations herein contained are approved before signing and become a part of this agreement.

     13. Lessee would have option to secure the additional building east of leased building for expansion purposes with 120 days written notice. In addition, Lessor agrees to make available if necessary, additional facilities on the eight (8) acre parcel if mutually acceptable to both parties.

     14.  Lessor agrees to make the following improvements to premises:

          (a) Cement loading dock, driveways on south end of building at the three (3) dock doors.

          (b)  Drywall and paint employees cafeteria area.

          (b) Either pave or ensure roadway from front of building through north side of building can withstand constant use of tanker delivery vehicles.

     15. Notwithstanding anything herein, Lessee may terminate this Lease at any time upon 120 days prior notice, if continued occupation of the Premises is inconsistent with Lessee's business.

IN WITNESS WHEREOF, the parties hereto have set their hands and seals the day and year first above written.


                              /s/   Leroy Locke                       1-30-98
                              LEROY LOCKE/Lessor

                              /s/   Bonnie Locke                      1-30-98

                              BONNIE LOCKE/Lessor

                              BRASS EAGLE INC.
                              By:  /s/ Steven R. DeMent               1-30-98
                              Lessee

                              BRASS EAGLE INC.              EXHIBIT 10(iii)

Confidential portions of the Distributor Agreement with Goldcaps, Inc. have been omitted and filed separately with the Commission.

                         DISTRIBUTOR AGREEMENT

THIS AGREEMENT effective this 1st day of April 1998, between GOLDCAPS, INC., a Florida corporation, with its principal place of business at 50 N. W., 176 Street, Building 100, Miami, Florida 33169, (hereinafter known as the ('Company') and Brass Eagle Inc., a Delaware corporation, with its principal place of business at 1203A N. 6th Street, Rogers, Arkansas 72756 f/k/a Daisy Manufacturing Company, Inc. (hereinafter known as the 'Distributor');

WHEREAS, the Company is engaged in the manufacture, production and sale of softgel paintball capsules described on Schedule C (the 'Product') having the specifications set forth in Schedule A hereto (the 'Specifications') and

WHEREAS, the Company and Distributor agree to terminate that certain Distributor Agreement dated July 28, 1995 between Company and Distributor (together with any and all amendments thereto, the 'Distributor Agreement') and enter into this Agreement in place thereof;

NOW, THEREFORE, it is agreed as follows:

1. PURCHASE AND SUPPLY. Distributor agrees to purchase Product from Company, and Company agrees to supply Product to Distributor, on a nonexclusive basis in accordance with this Agreement. The Distributor and Company agree that the Distributor Agreement is terminated effective March 31, 1998, provided that the provisions of Sections 10 and 14 of the Distributor Agreement shall survive termination and continue to be binding on the parties. Distributor hereby cancels all outstanding purchase orders under the Distributor Agreement. The parties agree that free Product with a value as set forth in Schedule B is due Distributor under the Distributor Agreement, and that said amount is full and final settlement of any and all free goods owed to Distributor under the Distributor Agreement.

2. (a) Distributor agrees to purchase / / between April 01, 1998, and March 31, 1999, on a take-or-pay basis, subject only to the terms of Section 7 of this Agreement. In the event of any breach by Distributor or expiration or termination of this Agreement (other than justified termination by Distributor pursuant to Section 8 because of Company's uncured breach or unjustified termination by Company or a permanent force majeure by Company), the Base Price plus Royalty for the quantity of paintballs equal to the difference between / / less the quantity of paintballs already paid for by Distributor pursuant to this Agreement shall become immediately due and payable without the requirement of any demand or notice.

                              BRASS EAGLE INC.

     (b) The Initial Forecast (Schedule B) is firm, provided that Distributor may revise the Initial Forecast for a month by written notice to Company given at least three month in advance (e.g., Initial Forecast for August may be revised before May 1), except that Distributor may not increase or decrease the forecast quantity by more than 10% or increase the forecast such that the total quantity for a month would be greater than / /, without the written consent of Company. Distributor may change the Initial Forecast for a month as to color by written notice to Company given at least one month in advance.

          Distributor is obligated to purchase at least 90% of the Initial Forecast for each month.

          Company is not obligated to supply in excess of the lesser of 110% of Initial Forecast or / / paintballs for any month. In no event is Company obligated to supply in excess of / / paintballs.

          Distributor is obligated to purchase / / paintballs. If for any month the Distributor purchases less than the quantity specified in the Initial Forecast for such month (e.g. Distributor purchases 90-99% of the forecasted amount), Distributor will make up the difference in subsequent months in a manner that will not require Company to supply in excess of the lesser of 110% of the Initial Forecast or / / paintballs for any month.

3. PURCHASES AND DELIVERY. Unless otherwise agreed by the parties, all shipments shall be F.O.B. the Company's plant or their designated plant for shipment directly to a location as agreed with the Distributor ('designated shipment location'). Source of shipments shall be in the sole discretion of the Company.

4. PAYMENT AND CREDIT TERMS. Terms on all purchases shall be 2% 30, net 31 days. Any amounts which are not paid when due shall bear interest from the date payment was due until the date payment is received by Company at a rate of interest equal to the lower of (i) twelve percent (12%) per annum or (ii) the highest rate of interest permitted to be charged under applicable law.

5.   PRICES.

(a) The price of the Product is the sum of (i) the price set forth on Schedule C ('Base Price') plus (ii) the amount of / / per thousand balls ('Royalty'). These amounts shall be shown on a single invoice to Distributor. If Company separately assigns the right to receive either or both of these amounts then the amounts may be separately invoiced. The parties' agree there shall be no free goods, (except to the extent provided in Section 1 above and in Schedule B) tournament balls or support.

                              BRASS EAGLE INC.

(b) The Base Price may be changed one time during the term of this Agreement with 30 days written notice to Distributor in the event of an increase in the cost of raw materials, packaging materials, and/or labor with respect to the manufacture of the Products. Company will give Distributor a statement supporting the amount of the cost increase.

6. RETURNS. The Company will replace, free of charge, any products which do not conform to the Specifications set forth in Schedule A. Returns are allowed only if the products have been properly stored and handled, and the Company has received notice of nonconformance from Distributor within 10 days of receipt of shipment at the designated shipment location. The Company may remove, reinspect or otherwise recover any such product and sell it again to the Distributor, provided such recovered Product meets the Specifications therefor.

Advance authorization must be obtained from the Company prior to any return or issuance of credit.

7.   INTERRUPTION OF DELIVERIES.

(a) The Company shall make every effort to fill all orders with reasonable promptness, except that in case of fire, riots, strikes or other labor disputes, or labor or material shortages or equipment problems or any other causes beyond the Company's reasonable control, the Company, at its option, may cancel the delivery, or partially cancel as the case may be, by giving written notice to the Distributor. If, as a result of any such non-delivery of Product by the Company for a month, Distributor fails to purchase sufficient quantities of Product for such month as required under paragraph 2 hereof, Distributor shall not be deemed thereby to be in breach of this Agreement.

(b) If Company is unable to meet Initial Forecast for any month whether by force majeure or otherwise, (but other than by reason of Distributor's fault) and, if applicable, has not replaced nonconforming product pursuant to paragraph 6, within a reasonable time then Distributor's total required purchases under paragraph 2 shall be diminished by the quantity not provided. Notwithstanding the foregoing, if company suspends production or shipment because of breach by Distributor, Distributor's total required purchases shall not be diminished by the quantity not provided.

8. TERMINATION. This Agreement will commence on April 01, 1998, and shall continue until the earlier of March 31, 1999, or such earlier time as Company has shipped / / paintballs pursuant to this Agreement. During the term of the Agreement, either the Company or Distributor may terminate this Agreement for breach of its terms if, after 60 days written notice, (or 20 days written notice in the case of a payment breach) such breach or default has not been cured. Notwithstanding the foregoing, the Company or Distributor, at any time may terminate this Agreement immediately if the other party is declared bankrupt or insolvent, or makes an assignment for the benefit of creditors, or if a receiver is appointed or any proceedings are commenced, voluntary or involuntary, (if not stayed within 60 days) by or against the other party,

                              BRASS EAGLE INC.

under any bankruptcy or similar law. Termination notices shall be sent as provided herein. Termination of this Agreement shall not release either party from the payment of any sum which may then be owed to the other party (including without limitation under paragraph 2 (a) or from any liability or obligation incurred or accrued prior to the termination of this Agreement or which by their terms are expressly intended to survive the expiration or termination of this Agreement.

9. OBLIGATION TO PAY ON TERMINATION. Even though this Agreement is terminated, the Distributor's obligation to pay in full for Product meeting the Specifications delivered hereunder to the Distributor shall not be affected and the Company's obligation to ship Product to Distributor for which Distributor has in place with the Company confirmed open orders shall not be affected.

10. LIMITATION OF LIABILITY. The Distributor shall maintain its own place of business, facilities and the equipment in accordance with Distributor's own discretion and resell Company's products. Both the Company and Distributor will name as additional insureds each other on their respective general liability policies. Such policies shall be on an 'occurrence basis' not a 'claims made' basis. Neither party and none of their affiliates or their affiliates respective employees, agents, officers or subcontractors shall have any liability for loss profits or any special, incidental, consequential or punitive damages or for economic loss as a result of any breach of this Agreement.

11. NOTICES. All notices and other communications hereunder shall be in writing and shall be deemed to have been given when delivered in person or when sent by facsimile transmission confirmed by certified or registered mail, or two business days after being sent by an internationally recognized 'overnight' courier service,

     If to Company:      Goldcaps, Inc.
                         4400 Biscayne Boulevard
                         Miami, FL.   33139
                         Attn:  Rafick Henein, Ph.D.

                         with a copy to:

                         IVAX Corporation
                         4400 Biscayne Boulevard
                         Miami, FL.   33139
                         Attn:  General Counsel

                              BRASS EAGLE INC.

     If to Distributor:       Brass Eagle Inc.
                              1203A North 6th Street
                              Rogers, AR.   72756
                              Attn:  President

12, RELATIONSHIP OF PARTIES. The relationship between the Company and the Distributor is that of buyer and seller. Distributor, including its agents and employees, shall be regarded as an independent contractor. This Agreement does not authorize the Distributor to be the agent or the legal representative of the Company for any purpose. The Distributor is not granted any right or authority to assume or to create any obligation or responsibility, express or implied, on behalf of or in the name of the Company or to bind the Company in any manner.

13. Confidential Information. Unless otherwise agreed to in writing, each party agrees to retain in strict confidence and, except as otherwise expressly provided herein, not to issue or disclose to others any and all information received from the other, including, but not limited to, know-how, compilations, processes, plans, blueprints, technical information, new product information, test procedures, product samples, specifications as well as commercial and other information data considered confidential in nature, whether communicated in writing or orally (the 'Confidential Information'); provided, however that Confidential Information shall not be deemed to include:

     (a) such information which at the time of disclosure, is in the public domain or thereafter becomes part of the public domain by publication or otherwise through no act of the party receiving it;

     (b) such information which a party can conclusively establish was in its possession prior to the time of disclosure to it and was not acquired directly or indirectly from the disclosing party or any of its employees or affiliates; or

     (c) such information which is independently made available as a mater of right by a third party who has not violated a confidential relationship with the party seeking to maintain the confidentiality of such information.


The obligation under this Section 13 shall survive termination of this Agreement.

14. OTHER AGREEMENTS. It is declared by both parties that there are no oral or other agreements or understandings between them affecting this Agreement. This Agreement, together with the Schedules attached hereto, supersedes all previous agreements between the parties relating to the subject matter hereof.

                              BRASS EAGLE INC.

15.  MODIFICATION.

     (a) This Agreement may be changed, waived, or amended only by an instrument in writing signed by both parties, and, in the case of the Company, said instrument shall be signed by the President or a Vice President of the Company and by an authorized officer of IVAX Corporation (and said IVAX Corporation signature shall continue to be required in the event of any assignment). None of the terms and condition set forth on any purchase order shall change or modify the provisions of this Agreement unless the purchase order is signed and delivered by the parties and IVAX Corporation as aforesaid.

     (b) Neither party may assign this Agreement except with the prior written consent of the other party; provided, however, Distributor or Company may assign to any affiliate, or to any third party in connection with a merger, consolidation, sale of all or substantially all of its assets or the business to which this Agreement relates, or other business combination.

16. SEVERABILITY. If any term of this Agreement thereof shall be invalid, breached or unenforceable, the remainder of this Agreement shall remain in full force and effect. No representation or warranty is made by either party with respect to the subject matter hereof other than as expressly set forth herein or in the Schedules attached hereto.

17. NO IMPLIED WAIVERS. The failure of either party at any time to require performance by the other party of any provision hereof shall in no way affect the full right to require such performance at any time thereafter, nor shall the waiver by either party of a breach of any provision hereof be taken or held to be a waiver of any succeeding breach of such provision, or as a waiver of the provision itself.

18. GOVERNING LAW. This Agreement is to be governed by and construed according to the laws of the state of Florida without regard to its conflicts of laws provisions thereof.

19. PACKAGING TRADEMARKS. It is agreed that the Company and Distributor will decide how the Product is to be packaged. It is agreed that if the name Goldcaps or any other past, present or future Company Trademark or logo, will not be used by the Distributor during the term of or termination of this Agreement or in any other manner except as provided herein. The Distributor further agrees to make no claim thereto or against the use thereof by the Company or other distributor's of the Company's products.

                              BRASS EAGLE INC.

20. The Distributor acknowledges that / /, a former employee of the Company, is a party to a Confidentiality Noncompetition Agreement with the Company. If Distributor desires to engage / / in any capacity, Company will consider a request by Distributor that Company grant a waiver under said agreement with respect to Distributor, but Company shall have no obligation whatsoever to grant any waiver.

21. Distributor agrees that during the period from April 1, 1998 through March 31, 1999, Distributor will not, directly or indirectly, employ, offer employment to, or participate in any discussions concerning employment with, any person who, as of April 1, 1998 or at any time thereafter during the period from April 1, 1998 to March 31, 1999, is an employee of IVAX Corporation, Company, or any other direct or indirect subsidiary of IVAX Corporation.

IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed on the date above written.

WITNESS                                 GOLDCAPS, INC.
                                        (The Company)

______________________________          By: /s/   Rafick Henein
                                        Title: President / CEO
                                        Date: April 30,1998

WITNESS                                 BRASS EAGLE INC.
                                        (The Distributor)
/s/ John D. Flynn                       By: /s/ Lynn Scott

                                        Title: President / CEO
                                        Date: 4/27/98

                              BRASS EAGLE INC.

                                   SCHEDULE A


PRODUCT SPECIFICATIONS (UPON RECEIPT BY DISTRIBUTOR AT THE DESIGNATED SHIPMENT LOCATION)


          Pole Range:         / /
                              / /

          Equator Range:      / /
                              / /

          Bounce Test:        / /

                              / /

          Shoot Test:         / /
                              / /

          Color:              / /

                              BRASS EAGLE INC.

                                SCHEDULE B

The following forecast indicates the number of balls expected to be purchased by month.




PAINTBALLS IN MILLIONS.


Apr-98 May-98 Jun-98 Jul-98 Aug-98 Sep-98 Oct-98 Nov-98 Dec-98 Jan-99 Feb-99 Mar-99


/ / / / / / / / / / / / / / / / / / / / / / / / / / / / / / / / / / / / / /

The Initial Forecast include (i) the / / paintballs Distributor is required to purchase under this Agreement, (ii) the approximate quantity of free Product that accrues with respect to Distributor's purchase of said / / paintballs, and
(iii) the approximate quantity of free Product due with respect to the Distributor Agreement as set forth below.



The value of the free Product due Distributor under the Distributor Agreement (upon payment by Distributor for the Product to which the free Product relates) is / /. The applicable quantity of free Product is to be calculated in accordance with Exhibit C.


With respect to the forecast for April / /, as of April 20, 1998, approximately / / paintballs had been shipped to Distributor.

                              BRASS EAGLE INC.

                                  SCHEDULE C

Item Count                                                Base Price

/ /                            / /                           / /


/ /                            / /                           / /

     The Base Price for all Product (excluding packaging) per box is as set forth above / /

     For Product purchased by Distributor pursuant to this Agreement, Distributor will receive free Product as set forth above. For example, if

Distributor purchases 100 boxes / 2500 count, Distributor will receive free Product with a value of / /.

     At the end of each month, the free Product value accrued during the course of the month for paintballs paid for by Distributor during said month will be computed and Distributor will order Product equal to said accrued value, subject to the provisions of Section 2(b).

     Company will issue a supplemental invoice(s) to Distributor with respect to Product for which invoices have been issued prior to the date of execution of this Agreement to take into account the portion of the Purchase Price not included in said invoices (e.g., the Royalty portion of Purchase Price). Said supplemental invoice(s) shall be payable as set forth in Section 4 of this Agreement.

                              Product Description
                              SKU/Color/Count Per Box

MC-0001-2                          Red Bulk 3750 Count
MC-0001-1D2500                     Red 2500 Count
MC-0002-2                          Orange Bulk 3750 Count
MC-0002-1D2500                     Orange 2500 Count
MC-0003-2                          Yellow Bulk 3750 Count
MC-0003-1D2500                     Yellow 2500 Count
MC-0006-2                          White Bulk 3750 Count
MC-0006-11D2500                    White 2500 Count
MC-0007-2                          Green Bulk 3750 Count
MC-0007-1D2500                     Green 2500 Count
MC-0015-2                          Hot Pink Bulk 3750 Count
MC0015-1D2500                      Hot Pink 2500 Count

                              BRASS EAGLE INC.                   Exhibit 11

                 STATEMENT OF COMPUTATION OF EARNINGS PER SHARE
                 (In thousands except share and per share data)

                              THREE MONTHS ENDED       SIX MONTHS ENDED
                                    JUNE 30,                JUNE 30,
                              -------------------      -----------------
                              1998          1997       1998         1997
                              ----          ----       ----         ----
BASIC NET INCOME PER SHARE
     Net income available to
      common stockholders     $    2,564  $      723   $    3,849  $    1,120
                              ==========  ==========   ==========  ==========
     Weighted average common
      shares outstanding       7,240,756   4,608,871    7,236,793   4,608,871
                              ==========  ==========   ==========  ==========
     Basic net income per
      share                   $     0.35  $     0.16   $     0.53  $     0.24
                              ==========  ==========   ==========  ==========

PRO FORMA BASIC NET INCOME PER SHARE

     Net income available to
      common stockholders     $    2,564  $      723   $    3,849  $    1,120
                              ==========  ==========   ==========  ==========
     Weighted average common
      shares outstanding       7,240,756   4,608,871    7,236,793   4,608,871
     Theoretical shares issued
      whose proceeds would
      have been used to pay
      divisional equity               --     419,279           --     419,279
                              ----------  ----------   ----------   ---------
     Pro forma basic weighted
      average shares
      outstanding              7,240,756   5,028,150    7,236,793   5,028,150
                              ==========  ==========   ==========   =========
     Pro forma basic net
      income per share        $     0.35  $     0.14   $     0.53  $     0.22
                              ==========  ==========   ==========  ==========

                              BRASS EAGLE INC.

                 STATEMENT OF COMPUTATION OF EARNINGS PER SHARE
                 (In thousands except share and per share data)

                              THREE MONTHS ENDED       SIX MONTHS ENDED
                                    JUNE 30,                JUNE 30,
                              -------------------      -----------------
                              1998          1997       1998         1997
                              ----          ----       ----         ----
DILUTED NET INCOME PER SHARE

     Net income available to
      common stockholders     $    2,564  $      723   $    3,849  $    1,120
                              ==========  ==========   ==========  ==========
     Pro forma basic weighted
      average common shares
      outstanding             7,240,756    5,028,150    7,236,793   5,028,150
     Add dilutive effect of
      stock options             442,554      337,644      445,506     337,644
                              ---------   ----------   ----------  ----------
     Weighted average
      dilutive common shares
      outstanding             7,683,310    5,365,794    7,682,299   5,365,794
                              =========   ==========   ==========  ==========
          Diluted net income
           per share          $    0.33   $     0.13   $     0.50  $     0.21
                              =========   ==========   ==========  ==========