Form 10-Q
period 1998-09-30
BRASS EAGLE INC
filed 1998-10-30
CIK 1046112

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q


     /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the quarterly period ended September 30, 1998.

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

                                  501-986-9090
                (Registrant's telephone number, including area code)

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

          The number of shares of the Registrant's Common Stock, $0.01 par value, outstanding as of October 21, 1998 was 7,241,951.

                                BRASS EAGLE INC.


                                   FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 1998

                                     INDEX
                                     ======

                                                                 Page
                                                                 ----

PART I:        FINANCIAL INFORMATION

          Item 1.   Condensed Financial Statements
                    Condensed Balance Sheets as of September 30,
                    1998 (unaudited) and December 31, 1997. . .  1-2


                    Condensed Statements of Operations for the
                    Three and Nine Months ended September 30,
                    1998(unaudited)and September 30, 1997
                    (unaudited)  . . . . . . . . . . . . . . . . 3

                    Condensed Statements of Cash Flows for the
                    Three and Nine Months Ended September 30,

                    1998 (unaudited)and September 30, 1997
                    (unaudited). . . . . . . . . . . . . . . . . 4-5

                    Notes to Condensed Financial Statements. . . 6-8

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of

                    Operations. . . . . . . . . . . . . . . . .  9-14

PART II:  OTHER INFORMATION

          Item 2.   Changes in Securities and Use of Proceeds. . 15

          Item 6.   Exhibits and Reports on Form 8-K. . . . . .  16


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . .  17

                                BRASS EAGLE INC.


PART I:   FINANCIAL INFORMATION
ITEM 1.   -  FINANCIAL STATEMENTS

                              CONDENSED BALANCE SHEETS
                          (In thousands except share data)

                                      SEPTEMBER 30,         DECEMBER 31,
                                          1998                 1997
                                          ----                 ----
                                               (unaudited)
     ASSETS
Current assets
     Cash & cash equivalents            $  4,970            $     504
     Securities available-for-sale             0               12,659
     Accounts receivable _
      less allowance for
      doubtful accounts of $502
      in 1998 and $118 in 1997            14,140               12,242
     Due from affiliate                       63                2,024
     Inventories                          11,945                3,584
     Prepaid expenses and other
      current assets                       1,828                1,216
                                        --------              -------
          Total current assets            32,946               32,229
Property and equipment, net                5,143                1,334
Other assets
     Intangible assets, net                2,611                2,666
                                        --------            ---------
                                        $ 40,700            $  36,229
                                        ========            =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Current maturities of
      long-term debt                    $    398            $     698
     Accounts payable and
      accrued expenses                     8,937                6,256
     Due to affiliate                          0                2,737
                                        --------            ---------
          Total current liabilities        9,335                9,691
Long-term debt, less current
 maturities                                   12                   18
Deferred income taxes                        143                  365


                                BRASS EAGLE INC.

                              CONDENSED BALANCE SHEETS
                          (In thousands except share data)

                                      SEPTEMBER 30,         DECEMBER 31,
                                          1998                 1997
                                          ----                 ----
                                                (unaudited)
Stockholders' equity
     common stock, $.01 par
      value, 10,000,000
      shares authorized,
      issued and outstanding
      7,241,291 in 1998, and
      7,225,121 in 1997                         72                  72
     Additional paid-in capital             25,659              25,631
     Retained earnings                       5,479                 452
                                        ----------          ----------
                                            31,210              26,155
                                        ----------          ----------
                                        $   40,700          $   36,229
                                        ==========          ==========

See accompanying notes to condensed financial statement

                                BRASS EAGLE INC
                       CONDENSED STATEMENTS OF OPERATIONS
                 (In thousands except share and per share data)

                         THREE MONTHS ENDED            NINE MONTHS ENDED
                             SEPTEMBER 30,                 SEPTEMBER 30,
                         -------------------           -------------------
                         1998           1997           1998           1997
                         ----           ----           ----           ----
                             (unaudited)                    (unaudited)

Net sales                $  13,527      $   9,909      $ 48,682       $  21,814
Cost of sales                8,870          6,645        31,319          14,639
                         ---------      ---------      --------       ---------
Gross profit                 4,657          3,264        17,363           7,175

Operating expenses           2,628          1,665         9,326           3,638
                         ---------      ---------      --------       ---------
Operating income             2,029          1,599         8,037           3,537

Interest income/(expense)       69           (58)           300           (181)
                         ---------      ---------      --------       ---------
Income before income
  taxes                      2,098          1,541         8,337           3,356

Provision for income
  taxes                        808            590         3,198           1,285
                         ---------      ---------      --------       ---------

Net income               $   1,290      $     951      $   5,139      $   2,071
                         =========      =========      =========      =========

Net income per share:
     Basic               $    0.18      $    0.21      $    0.71      $    0.45
     Pro forma basic          0.18           0.19           0.71           0.41
     Diluted                  0.17           0.17           0.67           0.38
     Pro forma diluted        0.17           0.12           0.67           0.27

Weighted Average Shares Outstanding:
     Basic               7,241,223      4,608,871      7,238,173      4,608,871
     Pro forma basic     7,241,223      5,028,150      7,238,173      5,028,150
     Diluted             7,661,870      5,455,853      7,676,460      5,458,984
     Pro forma diluted   7,661,870      7,652,824      7,676,460      7,655,955



See accompanying notes to condensed financial statements.

                                BRASS EAGLE INC.
                       CONDENSED STATEMENT OF CASH FLOWS

                                 (In Thousands)

                                                  NINE MONTHS ENDED
                                                     SEPTEMBER 30,
                                             -----------------------------
                                             1998                     1997
                                             ----                     ----
                                                       (Unaudited)
CASH FLOWS FROM
OPERATING ACTIVITIES
Net income                                   $  5,139                 $ 2,071
Adjustments to reconcile net income to net
 cash from operating activities
     Deferred income taxes                        (584)                  (96)
     Depreciation and amortization               1,102                    556
     Provision for doubtful accounts               384                      0
     Stock Compensation Expense                     20                    298
Changes in assets and liabilities
     Accounts receivable                       (2,837)                (6,214)
     Inventories                               (8,361)                (2,962)
     Prepaid expenses and other assets             205                  (715)
     Accounts payable and accrued expenses       2,681                  4,971
     Due from affiliate                          1,961                      0
                                             ---------                -------
Net cash provided by (used in) Operating
 activities                                      (290)                (2,091)
                                             ---------                -------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment            (4,757)                  (668)
Sales of securities available-for-sale          55,763                      0
Purchase of securities available-for-sale     (43,104)                      0
Distribution to Daisy                          (2,737)                      0
                                             ---------                -------
Net cash provided by (used in) investing
 activities                                      5,165                  (668)
                                             ---------                -------

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt                       (306)                  (271)
Net payments on intercompany debt                    0                  3,038
Exercise of stock options less shares
 forfeited  for taxes                             (103)                     0
                                             ----------               -------
Net cash provided by (used in) financing
 activities                                       (409)                 2,767
                                             ----------               -------

                                BRASS EAGLE INC.

                       CONDENSED STATEMENT OF CASH FLOWS
                                 (In Thousands)

                                                  NINE MONTHS ENDED
                                                     SEPTEMBER 30,
                                             -----------------------------
                                             1998                     1997
                                             ----                     ----
                                                       (Unaudited)
NET CHANGE IN CASH                                4,466                     8
                                             ----------               -------
CASH AT BEGINNING  OF PERIOD                        504                     0
CASH AT END OF PERIOD                        $    4,970               $     8
                                             ==========               =======

Supplemental disclosures of cash flow information
     Cash paid during the year for:
          Interest                           $       62               $   199
          Taxes                                   4,120                     0

See accompanying notes to condensed financial statements.

                                BRASS EAGLE INC.

                    Notes to Condensed Financial Statements
          (All information for the three and nine month periods ended
                    September 30, 1998 and 1997 is unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies and practices followed by the Company are as follows:

DESCRIPTION OF BUSINESS: Brass Eagle Inc. (the `Company' or `Brass Eagle') is a leading manufacturer of paintball guns and other paintball products. The Company sells its products through both foreign and major national domestic retailers. The financial statements have been prepared using certain estimates and allocations (see below) and include only the accounts of Brass Eagle.

INTERIM RESULTS (UNAUDITED): The accompanying condensed balance sheet at September 30, 1998 and the condensed statements of operations for the three and nine month periods ended September 30, 1998 and 1997 and condensed cash flows for the nine month periods ended September 30, 1998 and 1997 are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring adjustments necessary for the fair presentation of the results of the interim periods. The data disclosed in these notes to the financial statements for those interim periods are also unaudited. The results of operations for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results expected for the full calendar year. Because all of the disclosures required by generally accepted accounting principles are not included, these interim statements should be read in conjunction with the financial statements and notes thereto contained in the Company's 1997 Annual Report.

ALLOCATIONS AND USE OF ESTIMATES: During the three-month and nine-month periods ended September 30, 1997 Brass Eagle shared operational and administrative facilities with Daisy Manufacturing Company (`Daisy'). As a result, certain manufacturing, selling, and administrative expenses had to be allocated from Daisy to Brass Eagle. Allocations were based on various activities including quantity of inventory produced, quantity of inventory received, number of shipments, headcount, and estimates of time spent on Brass Eagle's paintball related operations. Management believes that these allocations are based on a reasonable method. Sales, returns, material cost, and direct labor cost were not allocated because they could be specifically identified to Brass Eagle. Since November of 1997 the Company has been operating on a stand-alone basis and no longer shares administrative or operating facilities with Daisy; therefore, no allocations were required for the three and nine-month periods ended September 30, 1998.

Management must make estimates and assumptions in preparing financial statements that affect the amounts reported therein and the disclosures provided. These estimates, allocations, and assumptions may change in the future and future results could differ.

                                BRASS EAGLE INC.

                    Notes to Condensed Financial Statements
          (All information for the three and nine month periods ended
                    September 30, 1998 and 1997 is unaudited)

NOTE 1 (Continued)

CASH AND CASH EQUIVALENTS: Cash and cash equivalents include cash, time deposits, and readily marketable securities with original maturities of 3 months or less.

PRO FORMA BASIC AND PRO FORMA DILUTED NET INCOME PER SHARE: The Company's presentation of earnings per share includes a presentation of pro forma basic earnings per share to comply with the regulations of the Securities and Exchange Commission. Pro forma basic net income per share has been computed by dividing net income by the weighted average number of common shares outstanding during the period, plus the weighted average number of shares issued in the initial public offering whose proceeds would have been used to pay the divisional equity to Daisy, as if these shares had been outstanding during all periods presented. Pro forma diluted net income per share has been presented in order to compare diluted earnings per share for 1998 to 1997, considering the additional shares, including overallotments, issued in the Initial Public Offering in November, 1997. Accordingly, both diluted and pro forma diluted net income per share for 1998 are identical. Pro forma diluted net income per share for 1997 has been computed by dividing net income by the diluted shares plus the number of shares issued in the Company's Initial Public Offering, including overallotments, as if these shares were outstanding during the three and nine month periods ended September 30, 1997. In addition, the computation of earnings per share included in the September 30, 1997 Form 10-Q have been updated to comply with the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128 `Earnings Per Share' and the Securities and Exchange Commission Staff Accounting Bulletin (SAB 98).


NOTE 2 - SECURITIES AVAILABLE-FOR-SALE

Securities available-for-sale consisted of interest bearing securities, which were held to maturity and therefore no realized gain or loss was recorded during the three and nine months ended September 30, 1998. During the three and nine months ended September 30, 1998 unrealized losses were $2 and $0 and there were no unrealized gains. Comprehensive income (net income plus unrealized gains and losses on securities available-for-sale) was $1,288 and $5,139 for the three and nine months ended September 30, 1998.

                                   BRASS EAGLE INC.

NOTE 3 - INVENTORIES

Inventories consist of the following components (in thousands):

                                             September 30,       December 31,
                                                 1998                1997
                                             ------------        -----------
Finished goods                               $   7,660           $  2,320
Raw materials                                    4,285              1,264
                                             ---------           --------
                                             $  11,945           $  3,584
                                             =========           ========

NOTE 4 - NONCASH TRANSACTIONS

The company acquired the rights to the hyberball concept and certain other assets in exchange for trade receivables of $371,000. The rights to the hyperball concept are being amortized over 60 months.


NOTE 5 - EMPLOYEE BENEFIT PLAN

The Company participated in a defined benefit pension plan, which covered the Company's eligible employees and New Daisy's Eligible employees. At the end of 1997, the Company intended to establish a defined benefit plan of its own by transferring the liabilities for its employees into a separate defined benefit plan to be maintained exclusively for Brass Eagle employees. The liability was to be funded by the transfer of a like amount of assets. In 1998, the plan was amended to increase the minimum lump sum payment to vested participants. Because most of the Company's employees participating in this plan will receive lump sum payments, the Company has decided not to establish a separate defined benefit pension plan at this time. Employees not receiving lump sum distributions will continue to have a vested account balance in the Daisy Manufacturing Company Retirement Income Plan.

                              BRASS EAGLE INC.


ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying condensed financial statements for the three and nine month periods ended September 30, 1998 and September 30, 1997 and the 1997 Annual Report.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this filing and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission (`SEC'), press releases, presentations by the company or its management and oral statements) may constitute `forward-looking statements' within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements may include, among other things, statements regarding the Company's financial position, results of operations, market position, product development, regulatory matters, growth opportunities and growth rates, acquisition and divestiture opportunities, and other similar forecasts and statements of expectation. Words such as `expects', `anticipates', `intends', `plans', `believes', `seeks', `estimates', `should' and variations of these words and similar expressions, are intended to identify these forward-looking statements. Such statements are not statements of historical fact. Rather, they are based on the Company's estimates, assumptions, projections and current expectations, and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based upon the occurrence of future events, the receipt of new information, or otherwise. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause the Company's actual results to differ materially from the results, projections and expectations expressed in the forward-looking statements include, among others, the following possibilities: (i) intensifying competition, including specifically the intensification of price competition, the entry of new competitors and the introduction of new products by new and existing competitors; (ii) failure to obtain new customers or retain existing customers; (iii) inability to carry out marketing and sales plans; (iv) loss of key executives; (v) general economic and business conditions which are less favorable than expected; and (vi) unanticipated changes in industry trends.

                              BRASS EAGLE INC.

YEAR 2000

As is true for most companies the Year 2000 computer issue could create a risk for Brass Eagle Inc. If systems do not correctly recognize date information when the year changes to 2000, there could be an adverse impact on the Company's operations. The risk for Brass Eagle exists in the following areas: systems used by the company to run its business, systems used by the Company's suppliers and systems used by the Company's customers and service providers.

Brass Eagle is in the process of conducting a comprehensive inventory and evaluation of its systems. The Company's information technology ('IT') infrastructure consists of a business enterprise resource planning ('ERP') system, departmental workstations, application servers, and a network system that links all systems at each location. It is important to the Company's operations that these computer systems are compliant. The Company also has several non-IT systems that use dates electronically that are being reviewed for compliance. These include security systems, fire detection systems, gas detection systems, voice mail and phone systems, electrical systems, workstations, radio frequency equipment and telecommunication.

At present all application and departmental servers have been tested; 75% of networking infrastructure has been certified and the ERP Unix server has been upgraded.

During 1997, the Company upgraded its primary business enterprise system to a version that is Year 2000 compliant. The Company's goal is to have all internal systems Year 2000 compliant by December 31, 1998. The Company plans to complete comprehensive, full system testing in the fourth quarter of 1998. The underlying database and raw data have been either modified to support four digit years or the application has been modified and tested to support correct date calculations using two digit years.

Brass Eagle is also in the process of contacting its critical suppliers to determine that the suppliers' operations and the products and services they provide are Year 2000 compliant. Where practicable, Brass Eagle will attempt to mitigate its risks with respect to the failure of suppliers to be Year 2000 ready. In the event that suppliers are not Year 2000 compliant, the Company may seek alternative sources of suppliers.

Brass Eagle has sent an initial questionnaire to several customers. We will be testing invoicing of the critical customers and evaluate them further. All customers with whom we trade production EDI documents are scheduled for systems testing this year.

Brass Eagle is in the process of testing or certifying that its service providers are Year 2000 compliant.

Since Brass Eagle is a relatively new company, most of its computer equipment and software is Year 2000 certified. The estimated cost for the Company to become Year 2000 compliant is approximately $35,000.

                              BRASS EAGLE INC.

The Company plans to perform the required modifications described in the previous paragraphs in order to become compliant. The Company's contingency plan for compliance is to implement the actions indicated in the previous paragraphs. Management deems the implementation of these actions to be sufficient for Year 2000 remediation. Contingency plans for the failure to implement compliance procedures have not been completed because it is the Company's intent to complete all required modifications and to test such modifications thoroughly prior to December 31, 1998.


RESULTS OF OPERATIONS

The following table sets forth operations data as a percentage of sales for the periods indicated:

                            Three Months Ended                Nine Months Ended
                               September 30,                    September 30,
                         ----------------------             -----------------
                         1998           1997                1998      1997
                         ----           ----                ----      ----
Sales                    100.0%         100.0%              100.0%    100.0%
Cost of sales             65.6%          67.1%               64.3%     67.1%
Gross profit              34.4%          32.9%               35.7%     32.9%
Operating expenses        19.4%          16.8%               19.2%     16.7%
Operating income          15.0%          16.1%               16.5%     16.2%
Net income                 9.5%           9.6%               10.6%      9.5%


THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

SALES. Sales increased by 36.4% to $13.5 million for the three months ended September 30, 1998 compared to $9.9 million for the three months ended September 30, 1997. The increase in sales was due to the increased popularity of paintball play, increased domestic distribution to mass merchandisers and increased unit volume for all products.

Domestic sales increased by 36.8% to $13.0 million (or 95.8% of sales) for the three months ended September 30, 1998 from $9.5 million (or 96.2% of sales) for the three months ended September 30, 1997. International sales increased by 50.9% to $563,000 (or 4.2% of sales) for the three months ended September 30, 1998 from $373,000 (or 3.8% of sales) for the three months ended September 30, 1997.

                              BRASS EAGLE INC.


THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997 (Continued)

GROSS PROFIT. Gross profit as a percentage of net sales increased to 34.4% for the three months ended September 30, 1998, as compared to 32.9% for the three months ended September 30, 1997. This increase was primarily due to a change in the product mix and increased absorption of fixed overhead, which resulted in higher gross profit percentage. In addition, cost of sales for the three months ended September 30, 1998 included $376,000 relating to the start-up costs associated with the Company's new paintball manufacturing facility that commenced pilot production in the third quarter.

OPERATING EXPENSES. Operating expenses increased by 52.9% to $2.6 million for the three months ended September 30, 1998 compared to $1.7 million for the three months ended September 30, 1997. This represented an increase from 16.8% of sales to 19.4% of sales as a result of additional compensation and benefits related to increased staffing and additional distribution, advertising and promotional expenses.

OPERATING INCOME. Operating income increased by 25.0% to $2.0 million for the three months ended September 30, 1998 as compared to $1.6 million for the three months ended September 30, 1997. The increase was primarily due to higher unit sales volume and improved gross profit percentages.

Interest. The Company recorded interest income of $69,000 for the three months ended September 30, 1998 compared to interest expense of $58,000 for the three months ended September 30, 1997. The change was primarily due to investment income earned on cash and cash equivalents versus interest expense on outstanding borrowings in 1997.

INCOME TAX RATE. The Company's effective federal and state income tax rate was 38.5% for the three months ended September 30, 1998 and 38.3% for the three months ended September 30, 1997.


NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

SALES. Sales increased by 123.4% to $48.7 million for the first nine months of 1998 compared to $21.8 million the first nine months of 1997. The increase in sales was primarily due to higher unit volume of all products due to increased popularity of paintball play and increased domestic distribution to mass merchandisers.

Domestic sales increased by 136.8% to $47.6 million (or 97.7% of sales) for the nine months ended September 30, 1998 from $20.1 million (or 92.2% of sales) for the nine months ended September 30, 1997. International sales decreased by 35.3% to $1.1 million (or 2.3% of sales) for the nine months ended September 30, 1998 from $1.7 million (or 7.8% of sales) for the nine months ended September 30, 1997.

                              BRASS EAGLE INC.


NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997 (Continued)

GROSS PROFIT. Gross profit as a percentage of net sales increased to 35.7% for the first nine months of 1998 compared to 32.9% for the first nine months of 1997 primarily due to product mix changes and increased absorption of fixed overhead which resulted in a higher gross profit percentage. In addition, cost of sales for the nine months ended September 30, 1998 included $667,000 in start-up costs associated with the Company's new paintball manufacturing facility that commenced pilot production in the third quarter.

OPERATING EXPENSES. Operating expenses increased by 158.3% to $9.3 million for the first nine months of 1998 compared to $3.6 million for the first nine months of 1997. This increase from 16.7% of sales to 19.2% of sales was a result of an additional allowance for doubtful accounts corresponding to the increases in sales and receivables, additional outside services, additional compensation related to increased staffing and related benefits and additional distribution, advertising and promotional expenses.

OPERATING INCOME. Operating income increased by 128.6% to $8.0 million for the first nine months of 1998 compared to $3.5 million for the first nine months of 1997. The increase was primarily due to higher unit sales volume and improved gross profit percentages.

INTEREST. The Company recorded interest income of $300,000 for the first nine months of 1998 compared to interest expense of $181,000 for the first nine months of 1997. The changes were primarily due to investment income from the net proceeds of the Initial Public Offering and interest earned on cash and cash equivalents versus interest expenses on outstanding borrowings in 1997.

INCOME TAX RATE. The Company's effective federal and state income tax rate was 38.4% for the nine months ended September 30, 1998 compared to 38.3% for the nine months ended September 30, 1997.


LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the nine months ended September 30, 1998 was $290,000, which consisted primarily of net income of $5.1 million, depreciation and amortization expense of $1.1 million, less net increases in accounts receivable of $2.5 million, an increase in accounts payable and accrued expenses and prepaid expenses of $2.9 million, an increase in inventory of $8.4 million and a decrease in `Due from Affiliate' of $2.0 million, and a decrease in deferred taxes of $584,000.

The $11.9 million inventory balance includes finished product assembled for a significant order scheduled to ship in October, 1998. Inventories are expected to be significantly lower by year-end.

                                BRASS EAGLE INC.

Net cash provided by investing activities was $5.2 million for the nine months ended September 30, 1998. This resulted from net proceeds on sales of securities available-for-sale of $12.7 million, reduced by a distribution of $2.7 million to Daisy and the purchase of property and equipment of $4.8 million.

The proceeds from the sale of available-for-sale securities were used to fund the increase in inventory, receivables and the new paintball facility. In addition, excess funds have been reinvested in shorter-term cash equivalents to provide added liquidity.

The majority of the property and equipment purchases related to the addition of a paintball manufacturing facility that commenced pilot production in the third quarter. Full production is expected to begin early in the fourth quarter. Equipment and leasehold improvements, including installation of equipment, is estimated to cost $4.4 million. The Company has expended $3.6 million for the new facility through September 30, 1998. Total start-up charges of $667,000 related to the new paintball facility were included in cost of sales for the nine months ended September 30, 1998.

Net cash used in financing activities was $409,000 in the nine months ended September 30, 1998 which consisted of a $306,000 reduction of long-term debt and the proceeds from the issuance of shares upon exercise of stock options less shares forfeited for taxes of $103,000.

As of September 30, 1998 the Company had a non-interest bearing term debt with a remaining face value of $390,000 payable to the prior owners of BEI, secured by specific equipment. The note had an imputed interest rate of 8.4% and was paid in full on October 3, 1998.

At September 30, 1998 the Company had working capital of $23.6 million. The Company paid the intercompany borrowings from Daisy with the proceeds from the Initial Public Offering and has in place a $10 million line of credit with Bank of America.

The Company believes that funds generated from operations, together with borrowings under the credit facility, will be adequate to meet its anticipated cash requirements for at least the next 18 months. The Company may, when and if the opportunity arises, acquire other businesses involved in activities or having product lines that are compatible with those of the Company or pursue the vertical integration of production capabilities for one or more of the Company's products which are currently purchased from third parties. The capital expenditures that would be associated with any such activities that may occur in the future would be funded with available cash and cash equivalents, borrowings from the credit facility, working capital, or a combination of such sources.

                                BRASS EAGLE INC.



PART II:  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(d)  Use of proceeds information:

In previous filings the Company reported $25,703,000 in net proceeds from the Initial Public Offering, Registration No. 333-36179, which became effective 11/25/97.

The following table shows how the Company used the proceeds from the Initial Public Offering:

                                                            Amount
                                                            ------
     Funding distribution of divisional equity to
          Daisy                                             $ 11,578,559
     Construction of plant, building and facilities:                   0
     Purchase and installation of machinery and
          equipment:                                           4,757,000
     Purchases of real estate:                                         0
     Acquisition of other businesses:                                  0
     Repayment of indebtedness:                                2,204,000
     Working capital:                                          7,163,441
     Temporary investments:                                            0
                                                            ------------
                                                            $ 25,703,000
                                                            ============

                                BRASS EAGLE INC.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     The following exhibits are filed with this Report or are incorporated herein by reference to previously filed material:

(a)  Exhibits

Exhibit
Number    Description of Document
------    -----------------------

10(i) Lease agreement between Leroy Locke & Bonnie Locke and Brass Eagle dated August 1, 1998.

11        Statement of Computation of Earnings Per Share

27        Financial Data Schedule
-------------------------------------------------------------------------------
(b)  Reports on Form 8-K:

None

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

                                  BRASS EAGLE INC.



                                 EXHIBIT INDEX
                                 --------------

     The following exhibits are filed with this Report or are incorporated herein by reference to previously filed material:

NUMBER    DESCRIPTION OF DOCUMENT
------    -----------------------

10(i) Lease agreement between Leroy Locke & Bonnie Locke and Brass Eagle dated August 1, 1998.

11        Statement of Computation of Earnings Per Share

27        Financial Data Schedule

                              BRASS EAGLE INC.              EXHIBIT 10(i)

                              LEASE AGREEMENT
                              ---------------

     This AGREEMENT, made, entered into and effective this 1st day of August, 1998, by and between LEROY LOCKE & BONNIE LOCKE, HIS WIFE, 12513 Wildlife Road, Neosho, Missouri, hereinafter referred to as `LESSORS', and BRASS EAGLE INC., 1203A North Sixth Street, Rogers, Arkansas 72756, hereinafter referred to as `LESSEE', WITNESSETH:

     WHEREAS, the said Lessors are the owners of certain real estate located and situated in Neosho, Newton County, Missouri, more particularly described as follows, to wit:

     1) Building located at 4251 Doniphan Drive, Neosho, Newton County, Missouri, containing 24,564 square feet, plus existing parking spaces and ingress and egress.
     2) Building #2 at the same location, containing 6, 480 square feet, and Buildings #3, 4 and 5 and the surrounding approximately eight (8) acres, within the fenced-in area;

     WHEREAS, the said Lessee desires to lease said property,

     NOW, THEREFORE, IT IS MUTUALLY AGREED TO BY AND BETWEEN THE PARTIES HERETO AS FOLLOWS:

     1. (a) All prior Leases for the same premises between the parties are hereby terminated and replaced by this Lease Agreement.

          (b) That the Lessors do hereby agree to lease, let, rent and demise unto the said Lessee the hereinabove described property for a period of fifty-four (54) months beginning on the 1st day of August, 1998, and Lessee shall have three (3) consecutive options to renew for periods of sixty (60) months each at the rental rate indicated in
          Section 10 herein. Each renewal shall require sixty (60) days prior written notice.

          (c) Lessor hereby leases to Lessee and Lessee hereby leases from Lessor, the Premises subject to the terms and conditions contained on this Lease. Lessor agrees, so long as Lessee fully complies with all the terms covenants and conditions of this Lease, that Lessee may peaceably have, hold and enjoy the Premises during the Term.

     2. The Lessee shall pay the Lessors six thousand seven hundred dollars ($6,700.00) per month, as and for said lease consideration, the first month's rent being payable upon the execution of this agreement, the receipt and sufficiency of which is hereby acknowledged.

                              BRASS EAGLE INC.

     3. IT IS FURTHER AGREED BY AND BETWEEN THE PARTIES HERETO, that absolute and unqualified possession of the hereinabove described premises shall be delivered to the Lessees upon the execution of this agreement. The Lessor agrees that they shall, upon termination of this lease, unless said lease is renewed, peacefully surrender possession of the premises and the Lessors shall have the right to re-enter and take possession of the premises and the Lessee shall peacefully surrender possession thereof to the Lessors upon written demand. All rights and interest of the Lessee shall cease and terminate, provided nothing herein shall effect the Lessor's right to rental for the term herein specified.

     4. IT IS FURTHER AGREED BY AND BETWEEN THE PARTIES HERETO, that should destruction or waste be permitted on the property outside of the terms of this agreement by the Lessee or default of any other condition or covenant contained in this agreement (including payment of rent as described in paragraph one), unless such destruction, waste or default be cured within fifteen (15) days of receipt of written notice setting forth the defaults or conditions, the Lessors shall have the right to re-enter and take possession of the premises and the Lessee shall peacefully surrender possession thereof to the Lessors upon such written demand and all rights and interest of the Lessee shall cease and terminate, provided that nothing herein contained shall affect the Lessor's right to rental for the term herein specified.

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

                              BRASS EAGLE INC.

     9. IT IS FURTHER AGREED BY AND BETWEEN THE PARTIES HERETO, that the Lessee agrees to save and hold harmless the Lessors from any and all liability or liabilities occasioned by the negligence or careless acts of the Lessee.

     10. IT IS FURTHER AGREED BY AND BETWEEN THE PARTIES HERETO, that if Lessee chooses a five-year option to renew this Lease that the parties shall review the rental at that time, and it may be adjusted up or down to reflect the current fair market rental; but in no event shall any increase exceed 6% over the prior term's rental. All remaining terms and conditions of this Lease Agreement shall remain in full force and effect.

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

          (c) Either pave or ensure roadway from front of building through north side of building can withstand constant use of tanker delivery vehicles.

          (d)  Seal building #2 and ceiling of any cracks and / or leakage.

     14. Notwithstanding anything herein, Lessee may terminate this Lease at any time upon 180 days prior notice, if continued occupation of the Premises is inconsistent with Lessee's business.

     15.  In the event Lessors shall propose to sell all or part of the eight
     (8) acre parcel on which the buildings in this Lease are situated, Lessee shall have a right of first refusal to purchase the property from Lessor on the same terms and conditions of Lessor's proposed sale. Any purchaser of the premises shall take subject to this Real Estate Lease Agreement.

     16. The parties agree that this Lease and the Options to Renew will survive the death of either or both of the Lessors.

                              BRASS EAGLE INC.

IN WITNESS WHEREOF, the parties hereto have set their hands and seals the day and year first above written.


                              /s/   Leroy Locke
                                   LEROY LOCKE/Lessor


                              /s/   Bonnie Locke
                                   BONNIE LOCKE/Lessor

                              BRASS EAGLE INC.
                              By:  /s/ Steven R. DeMent, VP of Operations
                                   Lessee

                              BRASS EAGLE INC.                   Exhibit 11


                 STATEMENT OF COMPUTATION OF EARNINGS PER SHARE
                 (In thousands except share and per share data)

                              THREE MONTHS ENDED       NINE MONTHS ENDED
                                  SEPTEMBER 30,           SEPTEMBER 30,
                              -------------------      -------------------
                              1998        1997         1998        1997
                              ----        ----         ----        ----
BASIC NET INCOME PER SHARE
     Net income available to
      Common stockholders     $1,290,000  $  951,000   $5,139,000  $2,071,000
                              ==========  ==========   ==========  ==========
     Weighted average common
      shares outstanding       7,241,223   4,608,871    7,238,173   4,608,871
                              ==========  ==========   ==========  ==========
     Basic net income per
      share                   $     0.18  $     0.21   $     0.71  $     0.45
                              ==========  ==========   ==========  ==========
Pro FORMA BASIC NET INCOME PER SHARE
     Net income available to
      common stockholders     $1,290,000  $  951,000   $5,139,000  $2,071,000
                              ==========  ==========   ==========  ==========
     Weighted average common
      shares outstanding       7,241,223   4,608,871    7,238,173   4,608,871
     Theoretical shares issued
      whose proceeds would have
      been used to pay
      divisional equity                0     419,279            0     419,279
                              ----------  ----------   ----------  ----------
     Pro forma basic weighted
      average shares
      outstanding              7,241,223   5,028,150    7,238,173   5,028,150
                              ==========  ==========   ==========  ==========
     Pro forma basic net
      income per share        $     0.18  $     0.19   $     0.71  $     0.41
                              ==========  ==========   ==========  ==========
DILUTED NET INCOME PER SHARE
     Net income available to
      common stockholders     $1,290,000  $  951,000   $5,139,000  $2,071,000
                              ==========  ==========   ==========  ==========
     Pro forma basic weighted
      average common shares
      outstanding              7,241,223   5,028,150    7,238,173   5,028,150
     Add dilutive effect of
      stock options              420,647     427,703      438,287     430,834
                              ----------  ----------   ----------  ----------

                              BRASS EAGLE INC.

                 STATEMENT OF COMPUTATION OF EARNINGS PER SHARE
                 (In thousands except share and per share data)

                              THREE MONTHS ENDED       NINE MONTHS ENDED
                                  SEPTEMBER 30,           SEPTEMBER 30,
                              -------------------      -------------------
                              1998        1997         1998        1997
                              ----        ----         ----        ----
     Weighted average dilutive
      common shares
      outstanding              7,661,870   5,455,853    7,676,460   5,458,984
                              ==========  ==========   ==========  ==========
          Diluted net income
           per share          $     0.17  $     0.17   $     0.67  $     0.38
                              ==========  ==========   ==========  ==========
PRO FORMA DILUTED NET INCOME PER SHARE
     Net income available to
      Common stockholders     $1,290,000  $  951,000   $5,139,000  $2,071,000
                              ==========  ==========   ==========  ==========
     Weighted average common
      shares outstanding       7,241,223   4,608,871    7,238,173   4,608,871
     Common shares sold in the
      Offering, including
      overallotments                   0   2,616,250            0   2,616,250
     Add dilutive effect of
      stock options              420,647     427,703      438,287     430,834
                              ----------  ----------   ----------   ---------
     Pro forma weighted
      average Dilutive common
      shares outstanding       7,661,870   7,652,824    7,676,460   7,655,955
                              ==========  ==========   ==========  ==========
     Pro forma diluted net
      income per share        $     0.17  $     0.12   $     0.67  $     0.27
                              ==========  ==========   ==========  ==========