Form 10-K
period 1998-12-31
BRASS EAGLE INC
filed 1999-03-02
CIK 1046112

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C.   20549

                              FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934

                    For the fiscal year ended December 31, 1998


                                   OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934

     For the transition period from ----------  to  ----------


                    Commission File Number    0-23385

                              BRASS EAGLE INC.
          (Exact name of registrant as specified in its charter)

                    Delaware                         71-0578572
          (State or other jurisdiction of         (I.R.S. Employer

           incorporation or organization)      Identification Number)

          1203A North Sixth Street, Rogers, Arkansas           72756
           (Address of principal executive offices)         (Zip Code)

               Registrant's telephone number, including area code
                              (501) 986-9090


               Securities registered pursuant to Section 12(b) of the Act

                                      NONE

               Securities registered pursuant to Section 12(g) of the Act

                                   Common Stock

                             $.01 par value per share
                                  (Title of Class)

                              BRASS EAGLE INC.



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes [X]      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant was $48,332,708 at February 22, 1999.


7,245,511 shares of the registrant's common stock were outstanding as of February 22, 1999.



                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the May 13, 1999, Annual Meeting of Shareholders of the Company (the `1999 Proxy Statement') are incorporated by reference into Part III of this report.

                              BRASS EAGLE INC.


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in this filing and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission (`SEC'), press releases, presentations by the Company or its management and oral statements) may constitute `forward-looking statements' within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements may include, among other things, statements regarding the Company's financial position, results of operations, market position, product development, regulatory matters, growth opportunities and growth rates, acquisition and divestiture opportunities, and other similar forecasts and statements of expectation. Words such as `expects,' `anticipates,' `intends,' `plans,' `believes,' `seeks,' `estimates' and `should,' and variations of these words and similar expressions, are intended to identify these forward-looking statements. Such statements are not statements of historical fact. Rather, they are based on the Company's estimates, assumptions, projections and current expectations, and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based upon the occurrence of future events, the receipt of new information, or otherwise. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause the Company's actual results to differ materially from the results, projections and expectations expressed in the forward-looking statements include, among others, the following possibilities: (i) intensifying competition, including specifically the intensification of price competition, the entry of new competitors and the introduction of new products by new and existing competitors; (ii) failure to obtain new customers or retain existing customers; (iii) inability to carry out marketing and sales plans; (iv) loss of key executives; (v) general economic and business conditions which are less favorable than expected; and (vi) unanticipated changes in industry trends.

                              BRASS EAGLE INC.

PART I

ITEM  1: BUSINESS

GENERAL

     Brass Eagle, including its predecessor organizations, has manufactured air-powered guns for over 100 years. The Company, operating as Daisy Manufacturing Company, Inc., began manufacturing paintball markers as a device to mark trees and cattle for commercial purposes in the early 1970's. Daisy manufactured paintball markers under contract for the Nelson Paint Company and remained active in this market until 1993. In 1993, Daisy began manufacturing, marketing and distributing paintball products for sports and recreational use under a royalty arrangement with Brass Eagle, Inc., a Mississauga, Ontario, Canada company, (`BEI'). In October 1995, Daisy purchased certain assets, patents, and trademarks, including the Brass Eagle name, from BEI. In September 1997, Daisy changed its name to Brass Eagle Inc. Pursuant to a corporate reorganization effected November 24, 1997, the Company transferred all of its non-paintball related assets, operations, and liabilities to a newly created subsidiary, Daisy Manufacturing Company, all the stock of which was spun-off to existing Company shareholders.

     The Company believes that it is a worldwide leader in the design, manufacture, marketing, and distribution of paintball products, including paintball markers, paintballs, and accessories. Based on market data compiled in part by the Company and management's industry knowledge, the Company believes it is the only manufacturer with a full line of products that addresses step-by-step price points for beginner, recreational, and competition level paintball participants, and that it is the only manufacturer to offer paintball products to consumers through easily accessible channels such as mass merchandisers and major sporting goods retailers. As a result of these initiatives, Brass Eagle provides a large consumer base with high quality paintball products and accessories that sell for substantially less than those of its competitors. Based on this market analysis and industry knowledge, the Company believes that these advances have significantly broadened the paintball industry's consumer base, increased the overall number of paintball participants, and heightened the general awareness of and excitement for the sport.

     Approximately 90% of the Company's sales are to national and regional mass merchandisers, such as Wal-Mart, Kmart, and Meijer, and major sporting goods retailers, such as The Sports Authority and Dick's Clothing and Sporting Goods. Wal-Mart and Kmart each accounted for over 10% of the Company's sales in 1998. The Company's products are also sold through sporting goods distributors, specialty distributors of paintball products, and paintball specialty shops.

     While more sales of the Company's paintball products occur in the spring and fall, the Company does not believe that seasonality has had a material effect on the Company's operations to date.

                              BRASS EAGLE INC.

     The Company believes that paintball, as an extreme sport, is positioned to experience substantial growth, as the sport becomes available to a broader consumer group. Based on published industry data compiled in part by the Company and management's knowledge of the industry, the Company believes that total paintball expenditures, including paintball markers, paintballs, accessories, and playing field fees, were approximately $300 million for 1998 and projects these expenditures to increase substantially in the near future. Historically, paintball was played primarily by avid enthusiasts, generally with relatively expensive, high-end paintball markers and accessories. Enthusiasts typically obtained their equipment from a highly fragmented base of catalogue distributors and specialty retailers. Recently, an increasingly broader group of players, including corporate groups, youth leagues, church organizations, and others, have begun participating in paintball. These beginner and recreational players often purchase paintball markers and accessories at mass merchandise stores or sporting goods stores and play paintball several times per year. Based on market data compiled in part by the Company and management's knowledge of the industry, the Company believes that its strategy of providing a full range of products at various price and performance points has contributed significantly to the broadening of the industry's consumer base, the increase in the overall number of paintball participants, and the growing acceptance of the sport.

     A key component in the continued growth of paintball is the availability of playing facilities. Historically, these facilities have consisted of commercial and private fields, typically located outside urban centers and in rural areas and used primarily by paintball enthusiasts. In order to further develop the market for paintball in more densely populated areas, the Company intends to promote a modular paintball field concept that can be played in a relatively small, self-contained area that can easily be adapted or designed to fit into existing family amusement centers such as go-cart tracks, batting cages and miniature golf courses or as a stand-alone facility. The Company recently began marketing a version of this concept under the Pursuit Park-TM-name. In addition, the Company believes that a significant number of field operators are upgrading their facilities to cater to the growing number of beginner and recreational players. Many operators are constructing `scenario fields' where mock battlefields, forts, and other props are utilized to provide a fun, exciting, fantasy-like experience.

                              BRASS EAGLE INC.

GEOGRAPHIC SEGMENTS

     The Company sells paintball markers, paintballs, and accessories through major domestic and international retailers and paintball specialty stores. The following summarizes the geographic segment activity.

                                   (In Thousands)
                                    December 31,
                              1998      1997       1996
                              ---------------------------
Revenues

  United States               $73,327   $34,242   $11,845
  Other geographic areas        1,822     1,897     1,993

PRODUCTS

     The Company offers a full line of paintball products, including paintball markers, paintballs, and accessories at various price points.

     PAINTBALL MARKERS. The Company designs and manufactures a full product line of paintball markers with a variety of performance characteristics. There are three primary classifications of paintball markers: 12 gram, pump action, and semi-automatic. The 12 gram paintball marker, such as the Company's Talon model, is a direct descendent of the original `splotch marker' used to mark cattle and trees before the advent of the sport of paintball. These paintball markers use 12 gram CO2 jets, are actuated using a pump action, and usually have a small paintball capacity. Pump action paintball markers, such as the Company's Tigershark, differ from a 12 gram paintball marker in that they use a refillable cylinder as a power source and a hopper to feed multiple paintballs into the chamber. While a pump action marker needs to be cocked before each shot, a semi-automatic paintball marker needs to be cocked only once before expelling the first shot. Thereafter, it expels automatically after each trigger pull. Most organized paintball tournaments are played exclusively with semi-automatic paintball markers. The Company currently offers four semi-automatic paintball markers: Stingray II, Raptor Silver Eagle, Raptor Xtreme and Rainmaker-TM-.

     PAINTBALLS. Paintballs are made of a gelatinous material and the paint is non-toxic, biodegradable, and washable. Paintballs are manufactured using an encapsulation process requiring special equipment and certain technical knowledge. Brass Eagle sells its paintballs in multiple colors in packages ranging in size from 200 to 2,500 balls. The Company commenced manufacturing paintballs during the year and continues to purchase a portion of its paintball requirements from an independent vendor.

                              BRASS EAGLE INC.

     ACCESSORY PRODUCTS. Brass Eagle markets a broad product line of paintball accessories complementary to its paintball markers and paintballs. These accessory products include facemasks, paintball hoppers, cleaning squeegees, and refillable CO2 tanks. Facemasks, a requirement for safe paintball play, are a primary component of the Company's accessory product line. The facemasks are designed to provide full facial and ear protection.

     The Company has entered into a strategic alliance with a producer of facemasks, Leader Industries (`Leader') of Montreal, Quebec, Canada, pursuant to which the Company has agreed to serve as such producer's exclusive worldwide distributor of such products (except in Canada, where such producer also sells its products). This agreement extends through August 31, 1999, but is terminable prior to that time on six months' notice, and also contains certain provisions which prohibit the Company from selling any competing products within its distribution territory during the term of the agreement. Despite this contractual arrangement, there can be no assurance that this supplier will continue to be able to supply sufficient quantities of its products in order to meet the Company's current needs or to support any growth in sales by the Company. The Company's success will depend, in part, on its ability to maintain relationships with its current suppliers and on the ability of these suppliers to satisfy its product requirements. Failure of a key supplier to meet the Company's product needs on a timely basis or loss of a key supplier could have a material adverse effect on the Company and its prospects.

SALES AND DISTRIBUTION

     Brass Eagle's sales and distribution strategy is unique in the paintball industry. Unlike its competitors, Brass Eagle makes its products readily available to mainstream consumers through mass merchandisers, major sporting goods retailers, and specialty retailers.

     To facilitate its sales and distribution strategy, the Company maintains a sales and marketing staff, including senior management and in-house sales and marketing personnel, and retains eight independent manufacturers sales representative organizations to service the United States market. The sales representatives generally offer various lines of sporting goods and have established relationships with retailers in the Company's targeted distribution channels. Sales representatives operate under standard contracts in defined geographic territories and are contractually prohibited from selling competitors' paintball products.

                              BRASS EAGLE INC.


GROWTH STRATEGIES

     The Company has developed the following growth strategies to capitalize on its strong brand name, successful products, and operating capabilities:

  - EXPAND PENETRATION OF NEW AND EXISTING MARKETS. Brass Eagle's sales and marketing programs are aimed at increasing its presence in its existing markets and expanding into new markets. The Company believes significant opportunities exist for increased market penetration into mass merchandisers and sporting goods specialty stores. In addition, the Company expects to increase sales to wholesale distributors, which supply Brass Eagle products to other specialty retailers and international markets. The Company also believes that an expansion of product presence in existing outlets will also extend its market leadership. The Company also has a direct sales marketing group to reach consumers with unique, branded accessories and apparel. The Company's Amusement Sales Group is aggressively pursuing new markets such as family entertainment centers, fairs and carnivals using product concepts such as Pursuit Park-TM-playing fields and Paintball Pandemonium-TM- Shooting Arcade Trailers.

  - INCREASE PARTICIPATION IN THE SPORT OF PAINTBALL. Based on market data compiled in part by the Company and management's knowledge of the industry, the Company believes that its increased marketing efforts and heightened media exposure are helping to promote and grow the sport of paintball. Through high visibility promotional campaigns, such as the Company's `Ballin' on the Beach at Spring Break '98' in Panama City Beach, Florida, and national network cable television commercial spots on ESPN, ESPN2, MTV and other televised programs, paintball is being introduced to a broader group of potential participants. The Company is involved in numerous paintball events and promotions and currently supports the National Professional Paintball League (`NPPL'). In addition, the Company has been featured and advertises in paintball-related publications. The Company currently is marketing a modular field concept under the Pursuit Park-TM- name through a distributor in the amusement industry specializing in family entertainment centers. High-speed modular games such as those available in a Pursuit Park-TM- provide the beginner, recreational and competition level participant with convenient access to playing fields and the opportunity to participate in an exciting new paintball activity. The modular field concept has been widely accepted in the competition segment with the inclusion of Pursuit Park-TM- in the 1998 World Paintball
     Championships in Kissimmee, Florida.   The Company believes that the
     Pursuit Park-TM- product will continue to be an important part of bringing the sport to people of all skill levels.

  - INCREASE INTERNATIONAL SALES OF PAINTBALL PRODUCTS. The Company believes that international markets for paintball products and accessories present opportunities for growth and the Company is focusing on expanding retail distribution, especially in the Canadian and European markets.

                              BRASS EAGLE INC.

  - INCREASE PRODUCT SALES THROUGH STEP-BY-STEP PRICE SEGMENTATION. Brass Eagle offers five paintball markers to consumers at price points from $35 for beginner products to $450 for recreational and tournament level products and in 1998 introduced three new players kits and a host of accessories, which will satisfy the demands of multi-level paintball participants. The Company believes that by offering products spanning a wide range of price points it is able to meet the needs of new paintball consumers, as well as, recreation and competition players as they move to more sophisticated products. The Company intends to continue to focus on product development to ensure that Brass Eagle is able to offer high quality paintball products at step-by-step price points.

  - EVALUATE STRATEGIC ACQUISITIONS AND ALLIANCES. The Company may, when and if the opportunity arises, acquire other businesses involved in activities or having product lines that are compatible with those of the Company.

  -  WIDELY RECOGNIZED BRAND NAME AND DISTINCTIVE PRODUCTS.   The Company
     promotes its brand name and image through focused marketing programs and creative advertising in a variety of U.S. and international paintball publications and via targeted programming on national cable television. The Company's brand name and products also receive further promotion through frequent editorial references in paintball and broad based financial and general media publications.

MANUFACTURING; STRATEGIC ALLIANCES; BACKLOG

     The Company designs all of its paintball markers and, in cooperation with Leader and certain of its other key suppliers, facemasks and other accessory items. The Company designs all tooling and dies necessary for the production of paintball markers, and has non-exclusive contracts with a number of suppliers to provide all necessary components using the Company's tooling and dies.

     The Company works closely with a variety of vendors to meet its production needs, including machine shops, die casters, and injection molders. Although the Company has established relationships with its principal suppliers and manufacturing sources, it does not have long-term contracts with any vendors other than Leader, nor does it maintain multiple simultaneous relationships with vendors for parts, tooling, supplies, or services critical to its manufacturing processes. The Company believes that alternative vendors are available if necessary and consequently does not believe that the loss of any of these vendors would have a material adverse effect on the Company and its
prospects.   The Company's contractual relationships with its principal suppliers and manufacturing sources, other than Leader, are pursuant to the
Company's standard form purchase agreements.   The Company continually reviews
its vendor relationships with regard to cost, delivery, and quality.

     The Company has $7.7 million in current and future open orders as of February 25, 1999.

                              BRASS EAGLE INC.


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

INTELLECTUAL PROPERTY

     Due to considerations relating to, among other things, cost, delay, or adverse publicity, there can be no assurance that the Company will elect to enforce its intellectual property rights. The Company is not currently a party to any material intellectual property litigation.

     The Company currently holds patents in the United States and Canada on most of its paintball markers and has a patent in the United States on the new Rainmaker-TM- paintball marker. In addition, the Company acquired four patents as part of its acquisition of the assets of CM Support, Inc. These patents are mainly related to loaders used to feed paintballs into the marker. There can be no assurance that current or future patent protection will prevent competitors from offering competing products, that any issued patents will be upheld, or that patent protection will be granted in any or all of the countries in which applications are currently pending or granted on the breadth of the description of the invention. The Company also has trademark registrations for its name and the name of its products in the United States and both registrations and applications in Canada. Although the Company believes that patents are useful in maintaining the Company's competitive position, it considers other factors, such as the Company's brand name, ability to design innovative products, technical and marketing expertise, and customer service to be its primary competitive advantages.

     The Company's competitors have also obtained and may continue to obtain patents on certain features of their products, which may prevent or discourage the Company from offering such features on its products, which, in turn, could result in a competitive disadvantage to the Company.

                              BRASS EAGLE INC.


ENVIRONMENTAL MATTERS

     The Company is subject to Federal, state, and local laws, regulations, and ordinances that (i) govern activities or operations that may have adverse environmental effects (such as emissions to air, discharges to water, and the generation, handling, storage, transportation, treatment, and disposal of solid and hazardous wastes) or (ii) impose liability for cleaning up or remediating contaminated property (or the costs therefore), including damages from spills, disposals, or other releases of hazardous substances or wastes in certain circumstances without regard to fault. The Company's manufacturing operations routinely involve the handling of small amounts of chemicals and wastes, some of which are or may be regulated as hazardous substances. The Company has not incurred, and does not expect to incur, any significant expenditures or liabilities for environmental matters. As a result, the Company believes that its environmental obligations will not have a material adverse effect on its operations or financial position.

GOVERNMENT REGULATION

     Paintball products are within the jurisdiction of the United States Consumer Products Safety Commission (the `CPSC') and other Federal, state, and foreign regulatory bodies. Under CPSC regulations, a manufacturer of consumer goods is obligated to notify the CPSC if, among other things, the manufacturer becomes aware that one of its products has a defect that could create a substantial risk of injury. If the manufacturer has not already undertaken to do so, the CPSC may require a manufacturer to recall a product, which may involve product repair, replacement, or refund. The Company is unaware of any activity by the CPSC in the area of paintball products regarding the Company or any competitor of the Company.

     The Company did undertake a voluntary recall of the Xtreme Vision 280 Paintball Mask manufactured by Leader in April 1998, due to several incidents of cracked lens. The problem has been corrected, and this product meets all ASTM standards. The Company's supplier of the product has paid all costs of the recall.

     The Company understands that certain local and foreign jurisdictions have legislation that prohibits retailers from selling certain product categories that are or may be sufficiently broad to include paintball markers. Although the Company is not aware of any state or Federal initiatives to enact comparable legislation, there can be no assurance that such legislation will not be enacted in the future.

     The American Society of Testing Materials (`ASTM'), a non-governmental self-regulating association, has been active in developing voluntary standards regarding paintball fields, paintball face protection, and paintball markers. Company representatives are active on the relevant ASTM subcommittees and in developing the relevant safety standards. The Company does not believe that any current or pending ASTM standards will have a material adverse effect on the Company's cost of doing business.

                              BRASS EAGLE INC.


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


EMPLOYEES

     As of December 31, 1998, the Company employed approximately 218 full-time employees. In addition, the Company utilizes additional temporary personnel in its assembly operations to meet production demand when necessary. The Company is not a party to any labor agreements and none of its employees is represented by a labor union. The Company considers its relationship with its employees to be excellent.

YEAR 2000 ISSUES

     As is true for most companies, the Year 2000 computer issue could create a risk for Brass Eagle Inc. If systems do not correctly recognize date information when the year changes to 2000, there could be an adverse impact on the Company's operations. The risk for Brass Eagle exists in the following areas: systems used by the company to run its business, systems used by the Company's suppliers and systems used by the Company's customers and service providers.

     Brass Eagle conducted a comprehensive inventory and evaluation of its systems. The Company's information technology (`IT') infrastructure consists of a business enterprise resource planning (`ERP') system, departmental workstations, application servers, and a network system that links all systems at each location. It is important to the Company's operations that these computer systems are compliant. The Company also has several non-IT systems that use dates electronically that have been reviewed for compliance. These include security systems, fire detection systems, gas detection systems, voice mail and phone systems, electrical systems, workstations, radio frequency equipment and telecommunication.

     At present, all application and departmental servers have been tested, 100% of networking infrastructure has been certified and the ERP Unix server has been upgraded.

     During 1997, the Company upgraded its primary business enterprise system to a version that is Year 2000 compliant. The Company completed comprehensive, full system testing in the fourth quarter of 1998. The underlying database and raw data have been either modified to support four digit years or the application has been modified and tested to support correct date calculations using two digit years.

                              BRASS EAGLE INC.

     Brass Eagle has also contacted its critical suppliers to determine that the suppliers' operations and the products and services they provide are Year 2000 compliant. Where practicable, Brass Eagle will attempt to mitigate its risks with respect to the failure of suppliers to be Year 2000 ready. The vendors that the Company considers to be critical to its business have responded and the Company is satisfied with their plans to operate without interruption into the next century. In the event that suppliers are not year 2000 compliant, the Company may seek alternative sources of suppliers.

     Brass Eagle has sent an initial questionnaire to several customers. The Company has tested invoicing of the critical customers and will continue testing customers with whom it trades production Electronic Data Interchange (`EDI') documents during 1999.

     Brass Eagle is in the process of testing or certifying that its service providers are Year 2000 compliant.

     Since Brass Eagle is a relatively new company, most of its computer equipment and software is Year 2000 certified. The external cost for the Company, in its efforts to become Year 2000 compliant in 1998, was approximately $35,000. No significant costs relating to Year 2000 compliance is anticipated for 1999.

     Management believes its actions to be sufficient for Year 2000 remediation and accordingly has not adopted a contingency plan.

SUBSEQUENT EVENTS


     On January 4, 1999, the Company acquired certain assets of CM Support, Inc. of Dallas, Texas for $5.0 million in cash. CM Support, Inc. was a leading manufacturer and marketer of feeder loaders, tubes and accessories used in the paintball industry sold under the highly recognized ViewLoader-TM- trademark. The assets acquired were patents, trademarks, fixed assets and inventory. The acquisition will result in increased market share, improved margins, expanded retail product offerings and further penetration into the traditional paintball market. Management of the Company believes the acquisition will be accretive to income in 1999.

                              BRASS EAGLE INC.


ITEM  2:  PROPERTIES

     The following table sets forth certain information as of December 31, 1998 relating to Brass Eagles' principal properties:

                                             Approximate         Owned or
Location            Purpose / Products       Size (sq. ft.)      Leased
----------------------------------------------------------------------------
Rogers, Arkansas    Sales & Administrative    6,400              Leased
                      Office

Granby, Missouri    Manufacturing Facility - 32,000              Leased
                      Markers

Neosho, Missouri    Warehouse Facility       40,000              Leased

Neosho, Missouri    Manufacturing Facility - 31,000              Leased
                      Paintballs

West Point,         Retail Store               3,900             Leased
  Mississippi

     The Company has lease renewal options on the warehouse facility in Neosho, Missouri, the manufacturing facility of paintballs in Neosho, Missouri and the retail store in West Point, Mississippi. There is an option to buy the manufacturing facility of markers in Granby, Missouri at the estimated fair market value.

     Brass Eagle signed an agreement to construct a new office building in Bentonville, Arkansas for sales and administrative staff. This building is expected to be completed in 1999 and will replace the current sales and administrative office.

     The Company believes that its facilities are suitable for their present and intended purposes and adequate for the Company's current and expected levels of operations.

ITEM  3:   LEGAL PROCEEDINGS

     Due to the occasional misuse of paintball products, the Company is a defendant in product liability lawsuits from time to time. At this time, there are five product liability lawsuits pending against the Company. To date, all claims and lawsuits against the Company either have been, or are expected to be, resolved without any material or adverse effect on the Company and its prospects.

ITEM  4:   SUBMISSION OF MATTERS TO A VOTE AND SECURITY HOLDERS

     None.

                              BRASS EAGLE INC.

                    EXECUTIVE OFFICERS OF THE COMPANY

E. LYNN SCOTT       44   Mr. Scott has been PRESIDENT AND CHIEF EXECUTIVE
                         OFFICER of the Company since its inception in September 1997. Mr. Scott was responsible for developing Daisy's Paintball operations through its Brass Eagle division and has served as President of the division since November 1996. Prior to that, he served as Vice President, Sales and Marketing of Daisy from June 1989 to April 1997. Before joining Daisy,
                         Mr. Scott served as VP, Sales and Marketing at Skeeter
                         Products and Crosman, both divisions of the Coleman
                         Company that specialize in sporting goods.

J. R. BRIAN HANNA   46   Mr. Hanna has been VICE PRESIDENT - FINANCE, CHIEF
                         FINANCIAL OFFICER AND TREASURER of the Company since
                         December 1997.  Prior to that he was employed at GSW
                         Pumps for 14 years where he served as Vice President
                         Finance - Chief Financial Officer from 1991 to
                         November 1997; the Director of Marketing from 1988 -
                         1991; Treasurer from 1986 to 1988; Manager of Internal
                         Audit from 1983 - 1986.

CHARLES PRUDHOMME   47   Mr. Prudhomme has been VICE PRESIDENT OF MARKETING AND
                         BUSINESS DEVELOPMENT of the Company since its inception in September 1997. Prior to that he served as Vice President of Business Development and Director of Marketing of Daisy from April 1996 and as a consultant at Daisy from August 1994 until March 1996.
                         Before joining Daisy, Mr. Prudhomme served as a principal in the Coronado Group, a management consulting firm from March 1993 to March 1996; and Vice President of Joey Reiman Advertising Agency, an advertising firm, from December 1991 to February 1993.

STEVEN R. DEMENT    41   Mr. DeMent has been VICE PRESIDENT OF OPERATIONS of
                         the Company since its inception in September 1997.
                         Prior to that, he served as Director of Operations of Daisy from September 1995 to August 1997. Before joining Daisy, he served as President of New Way
                         Tours, a charter bus and transportation service, from May 1994 to September 1995; Vice President of
                         Operations for Competec International Ltd., a maker of custom plastics from April 1993 to May 1994; and as Plant Manager for Key Tronic Corporation, a maker of computer key boards, from 1988 to 1993.

                              BRASS EAGLE INC.

STEVEN R. CHERRY    42   Mr. Cherry has been VICE PRESIDENT, BRAND DEVELOPMENT
                         of the Company since its inception in September 1997.
                         Prior to that he served as Director of Product
                         Development of Daisy from May 1995 to August 1997.
                         Mr. Cherry served  as a liaison between Daisy's
                         Paintball sales and manufacturing groups. He served as Product Manager from October 1990 to May 1995; as
                         Manufacturing Engineering Manager from June 1988 to
                         October 1990; and Chief Industrial Engineer of Daisy from June 1986 to June 1988.

DANIEL L. OBERGFELL 38   Mr. Obergfell has been VICE PRESIDENT OF SALES of the
                         Company since its inception in September 1997. Prior to that, he served as Sales Manager of the Brass Eagle division of Daisy from June 1997 to September 1997.
                         Before joining Daisy, he served as National Account
                         Sales Manager for DeVilbiss Air Power Company, a manufacturer of retail power equipment, from June 1996 to March 1997; and as National Account Sales Manager for the WD-40 Company, a multi-purpose lubricant manufacturer, from November 1988 to May 1996.

JOHN D. FLYNN  49        Mr. Flynn has been VICE PRESIDENT _ GENERAL COUNSEL &
                         SECRETARY of the Company since June 1998. Prior to that he served as Vice President General Counsel &
                         Secretary at Daisy Manufacturing from November 1996 to
                         June 1998.  Prior to Daisy, Mr. Flynn was a Senior
                         Attorney with Cleveland _ Cliffs Inc., an Iron Ore
                         Mining firm, from 1985 _ 1996.

                              BRASS EAGLE INC.

                                   PART II

ITEM  5:  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

MARKET INFORMATION

     The Company's Common Stock trades on the Nasdaq Stock Market under the symbol `XTRM'. The following table sets forth the high and low recorded last sale prices of the Common Stock during the periods indicated as reported by
Nasdaq:

                            1998                            1997
                    High           Low                 High      Low
                    ---------------------------------------------------
First Qtr.          16.875         12.500              N/A       N/A
Second Qtr.         17.563         14.500              N/A       N/A
Third Qtr.          15.938          9.500              N/A       N/A
Fourth Qtr.         15.875         10.000              12.625    11.000

SHAREHOLDERS

     On February 22, 1999, there were 7,245,511 shares of the Company's stock outstanding which was held by 70 shareholders of record and through approximately 1,500 nominee or street name accounts with brokers.

CASH DIVIDENDS

     The Company has not paid any dividends during the years-ended December 31,1998 and 1997, nor does it expect to pay a cash dividend in the foreseeable future.

                              BRASS EAGLE INC.


ITEM  6:   SELECTED FINANCIAL DATA

     The following table presents selected historical financial data of the Company. The information set forth below should be read in conjunction with `Management's Discussion and Analysis of Financial Condition and Results of Operations' and the historical financial statements and notes hereto included herein.

                                        Year Ended December 31,
                         (Dollars in thousands except per share data.)
                         1998      1997      1996      1995      1994
                         ----------------------------------------------
STATEMENT OF OPERATIONS DATA:
Net Sales                75,149    36,139    13,838    4,319     2,615
Operating Income         13,090     6,062     1,744       89       400
Net Income                8,195      3,636      882        1       247
Diluted Earnings
  Per Share                1.07       0.64     0.16

BALANCE SHEET DATA (AT PERIOD END)
Total Assets             41,430    36,229      9,269   6,288
Long Term Debt, Less
  Current Maturities          0         0      1,892   3,043

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the `Selected Financial Data' and the Financial Statements and the related notes thereto, which are included elsewhere in this report.

GENERAL

     Based on market data compiled in part by the Company and management's knowledge of the industry, Brass Eagle believes that it is a worldwide leader in the design, manufacture, marketing and distribution of paintball products. The Company's sales have grown rapidly, from $13.8 million in 1996, to $36.1 million in 1997 and to $75.1 million 1998. Based on this market data and industry knowledge, the Company believes that its growth has been the result of increasing market acceptance of paintball products and, more specifically, growing demand from consumers through mass merchandisers and major sporting goods retailers for Brass Eagle products. The Company believes significant opportunities for growth continue to exist worldwide and intends to increase market awareness both nationally and internationally. Although significant growth opportunities remain, there can be no assurance that the growth rate will continue at historical levels.

                              BRASS EAGLE INC.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The Company's gross profits have increased from $4.2 million in 1996 to $25.9 million in 1998. The Company's gross profit percentages have increased because of increased absorption of fixed overhead and manufacturing spending efficiencies.

     For the year ended December 31, 1996 and the eleven-month period ended November 25, 1997, Brass Eagle shared operational and administrative facilities with Daisy. As a result, manufacturing, selling, and administrative expenses had to be allocated between Daisy and Brass Eagle. Allocations were based on various activities including quantity of inventory produced, quantity of inventory received, number of shipments, headcount, and estimates of time spent on Brass Eagle. Sales, returns, material cost, and direct labor costs were not allocated because they could be specifically identified to Brass Eagle. Management made estimates and assumptions in preparing financial statements that affected the amounts reported therein and the disclosures provided. The Company believes all allocations made were reasonable and that any errors in the historical allocations would not have a material adverse effect on the
Company and its prospects.   No costs were allocated subsequent to the
reorganization. For the year ended December 31, 1998, Daisy provided some fee based administrative services for Brass Eagle. These administrative service agreements expired December 31, 1998 and were not renewed.

RESULTS OF OPERATIONS

     The following table sets forth operations data as a percentage of sales for the periods indicated.

                              1998           1997           1996
                              ------------------------------------
Sales                         100.0%         100.0%         100.0%
Cost of Sales                  65.5%          68.6%          69.6%
Gross Profit                   34.5%          31.4%          30.4%
Operating Expenses             17.1%          14.6%          17.8%
Operating Income               17.4%          16.8%          12.6%
Net Income                     10.9%          10.1%           6.4%

YEAR ENDED DECEMBER 31, 1998, COMPARED TO YEAR ENDED DECEMBER 31, 1997.

SALES. Sales increased by 108.0% to $75.1 million in 1998 compared to $36.1 million in 1997. The increase in sales was due to the increased popularity of paintball play, increased domestic distribution to mass merchandisers and increased unit volume of all products.

                              BRASS EAGLE INC.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Domestic sales increased by 114.3% to $73.3 million (or 97.6% of sales) in 1998 from $34.2 million (or 94.7% of sales) in 1997. International sales decreased by 5.3% to $1.8 million (or 2.4% of sales in 1998 from $1.9 million (or 5.3% of sales) in 1997. The decrease in international sales is due to the Company discontinuing its sales relationship with an UK based supplier of paintball markers, paintballs and accessories.

GROSS PROFIT. Gross profit as a percentage of net sales increased to 34.5% in 1998 compared to 31.4% in 1997. This increase was primarily due to increased absorption of fixed overhead and manufacturing spending efficiencies. In addition, cost of sales for 1998 included $667,000 in start-up costs associated with the Company's new paintball manufacturing facility that commenced production in the fourth quarter of 1998.

OPERATING EXPENSES. Operating expenses increased by 141.5% to $12.8 million in 1998 compared to $5.3 million in 1997. This increase from 14.6% of sales to 17.1% of sales was a result of additional compensation related to increased staffing and related benefits. In addition, the Company had increased advertising and promotional expenses, additional distribution costs, increased costs of product development and an additional allowance for doubtful accounts.

OPERATING INCOME. Operating income increased by 114.8% to $13.1 million in 1998 compared to $6.1 million in 1997. The increase was primarily due to higher unit sales volume and improved gross profit percentages.

INTEREST. The Company recorded net interest income of $338,000 for 1998 compared to net interest expenses of $169,000 in 1997. The change was due to investment income from the net proceeds of the Initial Public Offering and interest earned on cash and cash equivalents versus interest expenses on outstanding borrowings in 1997.

INCOME TAX RATE. The Company's effective federal and state income tax rate was 39% for 1998 and 38.3% for 1997.

YEAR ENDED DECEMBER 31, 1997, COMPARED TO YEAR ENDED DECEMBER 31, 1996

SALES. Sales increased by 161.6% to $36.1 million in 1997 compared to $13.8 million in 1996. The increase in sales was primarily due to higher unit volume of all products. Domestic sales increased by 189.8% to $34.2 million (or 94.7% of sales) in 1997 from $11.8 million (or 85.5% of sales) in 1996.
International sales decreased by 5.0% to $1.9 million (or 5.3% of sales) in 1997 from $2.0 million (or 14.5% of sales) in 1996.

GROSS PROFIT. Gross profit as a percentage of net sales increased to 31.4% in 1997 compared to 30.4% in 1996 principally due to raw materials purchasing and manufacturing spending efficiencies.

                              BRASS EAGLE
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS (CONTINUED)

OPERATING EXPENSES. Operating expenses increased by 120.8% to $5.3 million in 1997 compared to $2.4 million in 1996 as the business grew but decreased as a percentage of sales from 17.8% to 14.6%. The decrease in operating expenses as a percent of sales was primarily the result of certain fixed expenses being allocated over an increased sales base.

OPERATING INCOME. Operating income increased by 258.8% to $6.1 million in 1997 compared to $1.7 million in 1996. The increase was primarily due to higher unit sales volume.

INTEREST. The Company incurred net interest expense of $169,000 in 1997 compared to $315,000 in 1996. The decrease was primarily due to the scheduled debt payments reducing outstanding borrowings incurred in connection with the purchase of certain assets.

INCOME TAX RATE. Based upon tax expenses allocated on a separate return basis, the Company's effective Federal and State income tax rate was 38.3% in 1997 and in 1996.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1998 the Company had working capital of $26.6 million and at December 31, 1997 had working capital of $22.5 million. The Company paid certain intercompany borrowings from Daisy with proceeds from the Company's initial public offering and has in place a $10 million line of credit with Bank of America.

     The Company believes that funds generated from operations, together with borrowings under the credit facility, will be adequate to meet its anticipated cash requirements for at least the next 18 months. The Company may, when and if the opportunity arises, acquire other businesses involved in activities or having product lines that are compatible with those of the Company or pursue vertical integration of production capabilities for one or more of the Company products which are currently purchased from third parties. The capital expenditures that would be associated with any such activities that may occur in the future would be funded with available cash and cash equivalents, borrowings from the credit facility, working capital, or a combination of such sources.

     In January of 1999, the Company acquired certain assets of CM Support, Inc. of Dallas, Texas for $5.0 million in cash. The assets acquired were patents, trademarks, fixed assets and inventory. In addition, the Company plans 1999 capital expenditures of approximately $3.5 million for the expansion and improvement of manufacturing capacity and the construction of an office building.

                              BRASS EAGLE INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS (CONTINUED)

     Net cash provided by operating activities for 1998 was $2.5 million, which consisted primarily of net income of $8.2 million, depreciation and amortization expense of $1.5 million, a decrease in `Due from Affiliate' of $1.8 million, an increase in accounts payable and accrued expenses and prepaid expense of $502,000, less net increases in accounts receivable of $6.6 million, an increase in inventory of $2.0 million, and an increase in deferred taxes of $916,000. Net cash used in operating activities for 1997, was $2.2 million, which consisted primarily of net income of $3.6 million, depreciation and amortization expense of $751,000, stock option compensation expense of $298,000, less increase in accounts receivable of $8.7 million and inventory of $2.4 million and an increase in accounts payable and accrued expenses over prepaid expenses of $4.4 million.

     Trade accounts receivable, as a percent of net sales was 24.3% in 1998, 33.9% in 1997 and 26.4% in 1996.

     Net cash provided by investing activities in 1998 was $7.3 million. This resulted from net proceeds on sales of securities available-for-sale of $12.7 million reduced by the purchase of property and equipment of $5.3 million. Net cash used in investing activities was $13.5 million for 1997, which consisted of purchases of property, equipment and other asset and the purchase of investments with the proceeds of the Company's initial public offering in 1997.

     The proceeds from the sale of available-for-sale securities were used to fund the increase in inventory, receivables and the new paintball facility.

     The majority of the property and equipment purchases related to the addition of a paintball manufacturing facility that commenced production in the fourth quarter of 1998. The Company spent $3.8 million for the new facility. Total start-up charges of $667,000 related to the new paintball facility were included in cost of sales for 1998.

     Net cash used in financing activities was $3.5 million for 1998, which consisted of $698,000 reduction in long-term debt, a distribution of $2.7 million to Daisy and the proceeds from the issuance of shares upon exercise of stock options less shares forfeited for taxes of $103,000. Net cash provided by financing activities was $16.1 million in 1997, which consisted of $2.3 million reduction in long-term debt, a $5.2 million reduction in intercompany borrowings from Daisy, a $2.0 million reduction of _due to affiliate_ borrowings from Daisy and a $25.7 million increase from proceeds received from the Company's initial public offering.

                              BRASS EAGLE INC.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS

     In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132 (`FAS 132'), `Employers' Disclosures about Pensions and Other Postretirement Benefits', which the Company was required to adopt for its 1998 Annual Financial Statements. This statement revises disclosure requirements regarding pension and other postretirement benefits. The revised disclosures include a reconciliation of the changes in the projected benefit obligation and plan assets and more detail regarding the amortization of gains and losses, prior service cost, and transition assets and liabilities recognized in expense. FAS 132 does not change the accounting for these plans. The adoption of FAS 132 did not have an impact on the Company's financial statements disclosures.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 (`FAS No. 133'), `Accounting for Derivative Instrument and Hedging Activities', which the Company is required to adopt beginning the third quarter of 1999. FAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The adoption of SFAS No. 133 is not expected to have a material impact on the financial position or results of operations of the Company.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk from changes in interest rates. The Company does not use financial instruments for trading or other speculative purposes and is not a party to any leveraged financial instruments.

     A discussion of the Company's accounting policies for financial instruments is included in Note 1 (Summary of Significant Accounting Policies) of Notes to Financial Statements included herein.

                              BRASS EAGLE INC.


ITEM 8:   FINANCIAL STATEMENTS

                    REPORT OF INDEPENDENT AUDITORS




Board of Directors
Brass Eagle Inc.
Rogers, Arkansas

We have audited the accompanying balance sheets of Brass Eagle Inc. (Brass Eagle) as of December 31, 1998, and 1997, and the related statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brass Eagle Inc. as of December 31, 1998 and 1997 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.








                                   Crowe, Chizek and Company LLP
Oak Brook, Illinois
January 29, 1999

                              BRASS EAGLE INC.
FINANCIAL STATEMENTS (Continued)

                                  BALANCE SHEETS
                       (In thousands except per share data)
                              December 31, 1998 and 1997

                                             1998                1997
                                             ----                ----
ASSETS
Current assets
   Cash                                      $   6,836           $      504
   Short-term investments                            0               12,659
   Accounts receivable _ less allowance
     for doubtful accounts of $479 in
     1998 and $118 in 1997                      18,271               12,242

   Due from affiliate                              227                2,024
   Inventories                                   5,607                3,584
   Prepaid expenses and other current assets     1,359                  737
   Deferred income taxes                         1,243                  479
                                             ---------           ----------
     Total current assets                       33,543               32,229
Property, plant and equipment, net               5,337                1,334
Other assets:
   Intangible assets, net                        2,550                2,666
                                             ---------           ----------
                                             $  41,430           $   36,229
                                             =========           ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Current maturities of long-term debt      $       0           $     698
   Accounts payable                              2,772               4,695
   Accrued expenses                              4,171               1,579
   Due to affiliate                                  0               2,737
                                             ---------           ---------
     Total current liabilities                   6,943               9,709
Deferred income taxes                              213                 365
Stockholders' equity:
   Common stock, $.01 par value;
     10,000,000 shares                              72                  72
     authorized, 7,241,951 issued
     and outstanding in 1998 7,225,121
     issued and outstanding in 1997
   Additional paid-in capital                   25,667              25,631
   Retained earnings                             8,535                 452
                                             ---------           ---------
                                                34,274              26,155
                                             ---------           ---------
                                             $  41,430           $  36,229
                                             =========           =========

See accompanying notes to financial statements

                              BRASS EAGLE INC.

                         STATEMENTS OF OPERATIONS
                    (In thousands except share data)
             Years ended December 31, 1998, 1997, and 1996

                                   1998           1997           1996
                                   ----           ----           ----
NET SALES                          $  75,149      $  36,139      $  13,838

Cost of Sales                         49,253         24,800          9,625
                                   ---------      ---------      ---------

GROSS PROFIT                          25,896         11,339          4,213

Operating expenses:
   Selling & marketing                 8,162          3,385          1,472
   General & administrative            4,428          1,686            795
   Amortization expense                  216            206            202
                                   ---------      ---------      ---------
                                      12,806          5,277          2,469
                                   ---------      ---------      ---------

OPERATING INCOME                      13,090          6,062          1,744

Other income/(expense)
   Interest income                       370             51              0
   Interest expense                     (32)           (220)          (315)
                                   ---------      ----------     ----------
                                         338           (169)          (315)
                                   ---------      ----------     ----------

INCOME BEFORE INCOME TAXES            13,428           5,893          1,429

Provision for income taxes             5,233           2,257            547
                                   ---------      ----------     ----------

NET INCOME                         $   8,195      $    3,636     $      882
                                   =========      ==========     ==========

Pro forma basic earnings
  per share                        $    1.13      $     0.69     $     0.18
                                   =========      ==========     ==========

Diluted earnings per share         $    1.07      $     0.64     $     0.16
                                   =========      ==========     ==========

See accompanying notes to financial statements

                              BRASS EAGLE INC.

                         STATEMENTS OF SHAREHOLDERS' EQUITY
                          (In thousands except share data)
                         December 31, 1998, 1997, and 1996

                         Common Stock        Additional
                         ------------         Paid-In       Retained
                    Shares         Amount     Capital       Earnings  Total
                    ------         ------    ---------      --------  -----
Balance,
  January 1, 1996           0      $    0    $       0      $    248  $   248
Net Income                  0           0            0           882      882
                    ---------      ------    ---------      --------  -------
Balance,
  December 31, 1996         0           0            0         1,130    1,130
Stock options
  granted                   0           0          298             0      298
Reorganization and
  stock split       4,608,871          46         (46)             0        0
Net income for the
  period January 1,
  1997 through
  November 25, 1997         0            0           0         3,184    3,184
Distribution of
  Divisional equity         0            0       (298)       (4,314)  (4,612)
Issuance of common
  stock             2,616,250           26      25,677             0   25,703
Net income for the
  period November
  26, 1997 through
  December 31,1997          0            0           0           452      452
                    ---------      -------   ---------      --------  -------
Balance, December
  31, 1997          7,225,121           72      25,631           452   26,155
Stock options
  exercised            22,331            0          12             0       12
Common stock
  repurchased         (7,345)            0         (4)          (112)   (116)
Issuance of common
  stock                 1,844            0          28             0       28
Net Income                  0            0           0         8,195    8,195
                    ---------      -------   ---------      --------  ------
Balance, December
  31, 1998          7,241,951      $    72   $  25,667      $  8,535  $34,274
                    =========      =======   =========      ========  =======

See Accompanying notes to financial statements

                              BRASS EAGLE INC.
FINANCIAL STATEMENTS (Continued)

                         STATEMENTS OF CASH FLOWS
                                (In thousands)
               Years ended December 31, 1998, 1997, and 1996

                                         1998       1997           1996
                                        -------   --------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                           $ 8,195   $  3,636       $     882
   Adjustments to reconcile net income
     to net cash from operating activities
     Deferred income taxes                (916)      (231)             124
     Depreciation and amortization        1,535        751             426
     Provision for doubtful accounts        507         66              34
     Loss on sale of equipment                0          0              46
     Stock compensation expense              27        298               0
     Changes in assets and liabilities
        Accounts receivable             (7,091)     (8,652)         (2,356)
        Inventories                     (2,023)     (2,389)           (649)
        Prepaid expenses and other
          assets                          (167)       (358)           (323)
        Accounts payable and accrued
          expenses                          669       4,712           1,317
        Due from affiliate                1,797           0               0
                                        -------   ---------      ----------
     Net cash from operating activities   2,533     (2,167)           (499)
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment  (5,322)       (795)           (217)
   Proceeds from sale of equipment            0           0             105
   Net proceeds from securities
     available-for-sale                  12,659           0               0
   Purchase of securities
     available-for-sale                       0    (12,659)               0
                                        -------   ---------      ----------
   Net cash from investing activities     7,337    (13,454)           (112)

                              BRASS EAGLE INC.
FINANCIAL STATEMENTS (Continued)

                    STATEMENTS OF CASH FLOWS (Continued)
                                (In thousands)
               Years ended December 31, 1998, 1997, and 1996

                                         1998       1997           1996
                                        -------   --------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds from stock offering           0      25,703               0
   Distribution to Daisy                (2,737)           0               0
   Payments on long-term debt             (698)     (2,327)         (1,122)
   Net proceeds (payments) on
     intercompany debt                        0     (5,227)           1,733
   Exercise of stock options
     less amount forfeited for taxes      (103)           0               0
   Due from affiliate                         0     (2,024)               0
                                        -------   ---------      ----------
   Net cash from financing activities   (3,538)      16,125             611
                                        -------   ---------      ----------
Net change in cash                        6,332         504               0
Cash at beginning of year                   504           0               0
                                        -------   ---------      ----------
CASH AT THE END OF YEAR                 $ 6,836   $     504      $        0
                                        =======   =========      ==========
Supplemental disclosures of cash flow
     information
   Cash paid during the year for:
       Interest                         $    62   $     318      $      227
       Taxes                            $ 6,412   $       0      $        0

See accompanying notes to financial statements

                              BRASS EAGLE INC.
                         NOTES TO FINANCIAL STATEMENTS

               (In thousands except share and per share data)
                      December 31, 1998, 1997, and 1996

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The significant accounting policies and practices followed by the Company are as follows:

     DESCRIPTION OF BUSINESS: Brass Eagle Inc. (the `Company' or `Brass Eagle') is a leading manufacturer of paintball markers and other paintball products. The Company sells its products through major domestic and international retailers and paintball specialty stores.

     REORGANIZATION: Prior to the initial public offering of common stock in November of 1997, the Company operated as a division of Daisy Manufacturing Company, Inc. (`Daisy'). Concurrently with the consummation of the initial public offering of common stock, the Company effected a corporate reorganization The reorganization transferred all of the non paintball-related assets, operations, and liabilities to a newly created subsidiary, Daisy Manufacturing Company (`New Daisy') and then distributed all of the issued and outstanding common stock of New Daisy to the Company's existing shareholders in a spin-off transaction under Section 355 of the Internal Revenue Code of 1986, as amended. The Company and New Daisy have indemnified each other from and against all liabilities and obligations arising with respect to the paintball operations and non-paintball operations, respectively prior to the reorganization.

     WEIGHTED AVERAGE COMMON SHARES OUTSTANDING: As discussed above, the Company completed a reorganization prior to the initial public offering. Accordingly, the presentation of earnings per common share prior to 1998 is based on the shares outstanding prior to the offering, the weighted average outstanding stock options, and the number of shares to be issued in the offering whose proceeds would be used to pay the divisional equity to Daisy as if all shares had been outstanding during all periods presented
(see Note 14).

     REVENUE RECOGNITION: The Company recognizes revenue upon shipment of product and accrues for defective returns based on experience.

     CASH AND CASH EQUIVALENTS: Cash and cash equivalents include cash, time deposits, and highly liquid investments with original maturities of 3 months or less.

     INVENTORIES: Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. The Company acquired certain inventory in exchange for $271 of trade receivables in the year ended December 31, 1998.

     PROPERTY AND EQUIPMENT: Property and equipment are stated at cost. Expenditures for repairs and maintenance are expensed as incurred and expenditures for additions and improvements which significantly extend the lives of assets are capitalized. Upon sale or other retirement of depreciable property, the cost and accumulated depreciation are removed from the related accounts and any gain or loss is reflected in operations.

                              BRASS EAGLE INC.

(In thousands except share and per share data)

     Tools and dies are depreciated using the units of production method. Manufacturing equipment and office equipment are depreciated over the estimated useful life of the assets, ranging from three to twelve years, using the straight-line method. Amortization of leasehold improvements is based on the shorter of the lease term or the useful life, using the straight-line method.

     INTANGIBLE ASSETS: Intangible assets, including the Brass Eagle name and debt financing costs, are stated at amortized cost. Intangible assets are amortized over the useful life of the assets, primarily 15 years on a straight-line basis and debt financing costs are amortized over the period of the related debt. Accumulated amortization was $694 and $478 as of December 31, 1998 and 1997, respectively. The Company acquired certain intangible assets in exchange for $100 of trade receivables in the year ended December 31, 1998.

     The valuation of intangible assets is reviewed on an ongoing basis by comparing the unamortized cost of the asset to the related projected undiscounte revenue streams. Any impairment is charged to operations in the period determined.

     FINANCIAL INSTRUMENTS: The carrying value of accounts receivable and accounts payable approximates fair value because of the short maturity of these items.

     INITIAL PUBLIC OFFERING: On November 26, 1997, the Company completed its initial public offering of its common stock. In connection with the Offering, the Company issued 2,275,000 shares of stock and received net proceeds of approximately $22,212 net of underwriting discounts and offering expenses. On December 3, 1997, the Company sold an additional 341,250 shares which had been reserved for the underwriting over-allotment and received net proceeds of $3,491 net of underwriting discounts.

      INCOME TAXES: The provision for income taxes includes federal and state taxes currently payable and deferred taxes arising from temporary differences between the financial statement and tax basis of assets and liabilities using current tax rates.

     The Company has a tax allocation agreement which provides for the settlemen of certain tax attributes as described in Note 11. The tax allocation agreement also provides that income taxes would be payable on the same basis as if Brass Eagle had filed a separate income tax return for years prior to the spin-off.

     SHORT-TERM INVESTMENTS: Short-term investments are classified as available for-sale when the company may decide to sell those securities for changes in liquidity needs, yield, alternative investments, and other reasons. At December 31, 1997, the cost of short-term investments approximated their fair value.

                              BRASS EAGLE INC.

(In thousands except share and per share data)

     ALLOCATIONS AND USE OF ESTIMATES: During the two-year period ended Decembe 31, 1997, Brass Eagle shared operational and administrative facilities with Daisy. As a result, certain manufacturing, selling, and administrative expenses had to be allocated between Daisy and Brass Eagle. Allocations were based on various activities including quantity of inventory produced, quantity of inventory received, number of shipments, headcount and estimates of time spent o Brass Eagle's paintball-related operations. Management believes that these allocations are based on a reasonable method. Sales, returns, material cost and direct labor cost were not allocated because they could be specifically identified to Brass Eagle.

     Management must make estimates and assumptions in preparing financial statements that affect the amounts reported therein and the disclosures provided These estimates, allocations, and assumptions may change in the future and futur results could differ.


NOTE 2 - INVENTORIES

     Inventories consist of the following components:

<CAPTTION>
                                1998                      1997
                              --------                 --------
Finished goods                $  3,131                 $  2,320
Raw materials                    2,476                    1,264
                              --------                 --------
Total inventory               $  5,607                 $  3,584
                              ========                 ========

                              BRASS EAGLE INC.

(In thousands except share and per share data)

NOTE 3 - PROPERTY AND EQUIPMENT

     Property and equipment consist of the following major classifications:

                                     1998                 1997
                                   --------            --------
Tools and dies                     $  1,857            $  1,480
Manufacturing equipment               2,688                 248
Leasehold improvements                1,365                  85
Office equipment                        508                 136
                                   --------            --------
                                      6,418               1,949
Accumulated depreciation            (2,100)               (783)
                                   --------            --------
                                     4,318                1,166
Construction in Progress             1,019                  168
                                   -------             --------
                                   $ 5,337             $  1,334
                                   =======             ========


NOTE 4 - CREDIT FACILITY & LONG-TERM DEBT  BORROWINGS

     During 1998, the Company entered into a Revolving Credit Agreement with Bank of America providing for up to $10,000 in working capital related loans and up to $250 in standby letters of credit. Loan availability is based on 75% of eligible trade receivables. Interest is calculated at a variable rate based on the Reference Rate (LIBOR) plus 1.25% to 1.55% with the rate dependent on the Funded Debt Ratio. The agreement expires on July 1, 2001. The Company had no borrowings or letters of credit outstanding as of December 31, 1998.

     The Company, through Daisy, had a non-interest-bearing promissory note, which was secured by certain assets. The note was paid in full during 1998.

                              BRASS EAGLE INC.

(In thousands except share and per share data)


NOTE 5 - LEASES

     The Company leases its manufacturing and administrative facilities and certain operating equipment under operating leases, which expire from September 2, 1999 to July 30, 2003. In addition, the Company leases office facilities under an operating lease. Rent expense approximated $327, $106, and $27 for the years ended December 31, 1998, 1997,and 1996 respectively. Total minimum rentals under noncancelable operating leases over future years as of December 31, 1998 are as follows:

1999                                    $394
2000                                     175
2001                                     109
2002                                     104
2003                                       9
                                        ----
                                        $791
                                        ====


NOTE 6 - INCOME TAXES

 The income tax provision is comprised of the following;

                                         December 31,
                                   1998      1997        1996
                                   ----------------------------
Current Payable                    $6,149    $2,488    $   423
Deferred income taxes               (916)     (231)        124
                                   ------    ------    -------
                                   $5,233    $2,257    $   547
                                   ======    ======    =======

                              BRASS EAGLE INC.

(In thousands except share and per share data)


     Income tax expense is reconciled to the tax expense that would result from applying regular statutory rates to pretax income as follows:

                                               December 31,
                                        1998      1997      1996
                                        --------------------------
Income taxes at the statutory rate      $4,566    $2,004    $  486
State taxes, net of federal benefit        667       253        61
                                        ------    ------    ------
                                        $5,233    $2,257    $  547
                                        ======    ======    ======

     Deferred tax assets are comprised of the following:

                                              1998            1997
                                             ------         -------
Deferred tax assets resulting from
   Accounts receivable allowance             $   185        $    45
   Accrued warranty                              447            347
   Inventory valuation                           221             78
   Stock options                                 114            114
   Other accruals                                389              9
                                             -------        -------
                                               1,356            593
Deferred tax liabilities from
   Depreciation and amortization                326)          (479)
                                             -------        -------
Net deferred tax asset                       $ 1,030        $   114
                                             =======        =======

                              BRASS EAGLE INC.

(In thousands except share and per share data)


NOTE 7 - EMPLOYEE BENEFIT PLANS

    The Company sponsors an employee savings plan under section 401(k) of the Internal Revenue Code. The plan covers substantially all full-time employees. Employees may elect to contribute to the plan a portion of their eligible pretax compensation up to certain limits as specified in the plan. The Company also makes annual contributions to the plan. Amounts contributed by the Company to the plan amounted to $117 in 1998. Prior to 1998, the Company's eligible employees participated in the Daisy 401(k) plan.

     Certain employees of the Company who were employed by Daisy prior to the reorganization described in Note 1 participate in the Daisy Manufacturing Company, Inc. retirement income plan administered by New Daisy. The plan ceased future benefit accruals as of December 31, 1997. The majority of these employees received lump sum distributions from the plan during 1998. The expense for this plan for the years ended December 31, 1998, 1997, and 1996 was $0, $43, and $44, respectively.


NOTE 8 - DUE FROM AFFILIATE

     The due from affiliate represents the net amount resulting from certain transactions between the Company and New Daisy subsequent to the initial public offering. During 1999, Brass Eagle anticipates no significant intercompany activity with Daisy. The balances at December 31, 1998 included cash collected by Daisy on the Company's behalf, amounts related to tax attributes in accordance with the tax allocation agreement, payments made by Daisy on the Company's behalf to various vendors, and administrative charges from Daisy.

                              BRASS EAGLE INC.

(In thousands except share and per share data)


NOTE 9 - DUE TO AFFILIATE

     Brass Eagle's cash collection and cash disbursements were administered by Daisy prior to the initial public offering. The net cash received/(paid) was classified as intercompany receivable/(debt). In addition, assets transferred from Daisy by the Company were also accounted for through the intercompany debt account. There was no interest expense charged for the use of these funds in 1997 or 1996. The following is a summary of the intercompany activity.

                                                   December 31,

                                             1998      1997      1996
                                             ----------------------------
Balance at the beginning of the year         $ 2,737   $  3,352  $  1,619
Cash received from customers                       0   (22,793)  (11,516)
Cash paid to suppliers and others                  0     23,082    11,477
Income taxes payable to Daisy                      0      2,181       423
Payments of long-term debt and interest            0      2,645     1,349
Divisional equity                                  0      4,612         0
Payment to Daisy                             (2,737)   (10,342)         0
                                             -------   --------  --------
Balance at the end of the year               $     0   $  2,737  $  3,352
                                             =======   ========  ========
Average balance outstanding                  $ 1,366   $  3,045  $  2,486
                                             =======   ========  ========

                              BRASS EAGLE INC.

(In thousands except share and per share data)


NOTE 10 - MAJOR CUSTOMERS

     Customers accounting for 10% or more of the Company's sales for the periods presented are as follows:

                                          December 31,
                                   1998      1997      1996
                                   -------------------------
Customer A                         63%       28%       14%
Customer B                         15%       31%       22%
Customer C                         *         *         10%
                                   ---       ---       ---
                                   78%       59%       46%
                                   ===       ===       ===

* Customer's sales were less than 10% of the Company's sales in these periods.

     Accounts receivable balances from these customers were approximately $15,829 and $9,359 at December 31, 1998 and 1997 respectively.


NOTE 11 - RELATED PARTY TRANSACTIONS

     ADMINISTRATIVE SERVICES AGREEMENT: The Company and New Daisy entered into an administrative services agreement effective as of November 24, 1997. Pursuant to this agreement, New Daisy provided the Company with certain legal, administrative and computer information services for the years ended December 31, 1998 and 1997 were $182 and $42, respectively.

     TAX ALLOCATION AGREEMENT: The Company and New Daisy entered into a Tax Allocation Agreement effective as of November 24, 1997. The Tax Allocation Agreement provides generally that the Company and New Daisy shall compute their separate Federal and State tax liabilities as if they had always filed separate returns for each taxable period. The Company and New Daisy have agreed to reimburse each other for any reduction or increase in the tax obligation caused by the use of tax attributes allocable to the other. The significant tax attributes allocable include the gain on the spin-off of New Daisy, including the effects of revoking Daisy's LIFO election as of the beginning of 1997, net operating losses generated by Daisy, and the potential benefits upon future exercises of stock options.

                              BRASS EAGLE INC.

(In thousands except share and per share data)


     ALLOCATED COST: The Company has been allocated costs in the amounts of $4,608, and $3,527 for the years ended December 31, 1997, and 1996, respectively. The costs represent costs associated with advertising, promotions, utilities, insurance, customer service, warehousing, shipping, human resources, information systems, finance and legal services.


NOTE 12 - GEOGRAPHIC SEGMENTS

     The Company sells paintball markers, paintballs, and accessories through major domestic and international retailers and paintball specialty stores. The following summarizes the geographic segment activity.

                                            December 31,
                                   1998      1997      1996
                                   --------------------------
Revenues
   United States                   $73,327   $34,242   $11,845
   Other geographic areas            1,822     1,897     1,993


NOTE 13 - EMPLOYEE STOCK OPTIONS

     The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options. FASB Statement No. 123, `Accounting for Stock-Based Compensation', (SFAS 123) was issued by the FASB; and if fully adopted, changes the method for recognition of cost on plans similar to those of the Company. Adoption of SFAS 123 is optional; however, pro forma disclosures as if the Company adopted the cost recognition requirements under SFAS 123 are presented below.

     The Company has 606,509 options outstanding at December 31, 1998, 341,841, of which, are held by Brass Eagle employees. There are 184,350 options outstanding from grants in 1997 and 1998 under the Company's 1997 Stock Option Plan. The remaining 422,159 shares were granted under plans established by Daisy prior to the reorganization. The options granted under the Daisy plans were converted to options to purchase the Company's common stock effective with the reorganization. All of the 422,159 options granted under the Daisy plan are currently vested and are exercisable at $0.56 per share. Options totaling 157,491 are exercisable by Brass Eagle employees.

                              BRASS EAGLE INC.

(In thousands except share and per share data)


      The 1997 stock option plan reserved 430,000 shares to be granted to key employees and consultants at the discretion of the Compensation Committee of the Board of Directors. No options may be issued for less than the fair market value at the date of grant. Options granted under the plan are exercisable at such times and at such terms as the Compensation Committee shall determine.
All options granted under the plan to date vest equally over a four-year period. The options under this plan expire ten years after the date of grant. There are 184,350 options outstanding under the plan of which 40,837 are exercisable with a weighted average exercise price of $11.07 per share at December 31, 1998.

     Information regarding the Brass Eagle employees participating in the plans above for the years ended December 31, 1998 and 1997 is shown below:

                                                              Weighted
                                                               Average
                                          Number of           Exercise
                                           Shares               Price
                                        -----------         ------------
Options outstanding at December 31,
 1996                                   112,829             $   0.56
Granted prior to the initial public
 offering                                33,497                 0.56
Granted                                 178,870                11.06
                                        -------             --------
Options outstanding at December 31,
 1997                                   325,196                 6.34
Granted                                  21,000                15.25
Other                                    11,165                 0.56
Forfeited                               (15,520)             (11.00)
                                        --------            --------
Options outstanding at December 31,
 1998                                   341,841             $   6.49
                                        ========            ========

                              BRASS EAGLE INC.

(In thousands except share and per share data)


     Compensation expense recorded under APB Opinion No. 25 for the years ended December 31, 1998, 1997, and 1996 was $0, $298, and $0, respectively for these plans. No compensation expense was recorded in 1998 or 1996 because the exercise price equaled or exceeded the fair market value of the options on the dates of grant. Compensation expense for the year ended December 31, 1997 was recorded for options granted in August, 1997 under the Daisy plan. The expense was based on the estimated fair value of the Company including the anticipated consummation of an initial public offering at that time of approximately $9 per share. The Company determined the fair value of the options based on the anticipated offering price to the public of $11 per share, less the estimated expenses of the offering of approximately $1 per share, and a discount to reflect the lack of marketability of the Company's stock and risk prior to the potential initial public offering. A deferred tax asset of approximately $114 has also been recognized for the book tax differences associated with these options.

      The Company's net income and earnings per share would be the same under SFAS 123 as under APB Opinion 25 for the year ended December 31, 1996 because the options had no significant fair value on the dates distributed. Had compensation cost for the Company's stock option plan been determined based upon the fair value at the grant date for options awarded in 1998 and 1997 under this plan consistent with the methodology prescribed under SFAS 123, the Company' pro forma net income and basic and diluted earnings per share would have differed from amounts reported as follows:

                                             1998           1997
                                             ------         ------
Net income as reported                       $8,195         $3,636
Pro forma net income                          8,093          3,262
Basic earnings per share as reported         $ 1.13         $ 0.69
Pro forma basic earnings per share           $ 1.12         $ 0.69
Diluted earnings per share as reported       $ 1.07         $ 0.64
Pro forma diluted earnings per share         $ 1.06         $ 0.64

                              BRASS EAGLE INC.

(In thousands except share and per share data)


The fair value of options was estimated at the date of grant using the following weighted average assumptions:

                                          1998                1997
                                        -------             -------
Risk-free interest rate                   5.60%               5.83%
Dividend yield                            0.00%               0.00%
Expected volatility                      30.00%              30.00%
Weighted average expected life          4 years             4 years

     The weighted average fair value of options granted in 1997 prior to the initial public offering was approximately $9 per share. The following assumptions were used to calculate the option values: exercise price $.56, risk-free weighted average rate 5.75%, option term 4 years, dividend yield 0%, and 30% volatility. The weighted average fair value of options granted in 1998 and subsequent to the initial public offering in 1997 were $5 and $4 per share, respectively.

     The effects of applying SFAS 123 are not indicative of future amounts. Additional awards in future years are anticipated.

     The options granted under the Daisy plans include 187,753 options granted on June 30, 1993 and 256,737 shares granted at the discretion of Daisy's compensation committee prior to the initial public offering. These options are exercisable at a fixed exercise price of $0.56 per share until September 15, 2002 and June 1, 2003, respectively. Options totaling 22,331 that were granted by the Daisy compensation committee were exercised during the year ended December 31, 1998. The exercise price of the options granted by Daisy has generally been equal to or greater than the fair market value at the date of grant. Fair market value was determined by the Board of Directors.


NOTE 14 - PRO FORMA BASIC AND DILUTED EARNINGS PER SHARE

     As discussed in Note 1, the Company, concurrent with the consummation of the initial public offering, completed a reorganization. Accordingly, the presentation of pro forma basic and diluted earnings per share considers the effects of the reorganization and the 1,777.96-for-1 stock split which occurred on November 24, 1997.

                              BRASS EAGLE INC.

(In thousands except share and per share data)


     In accordance with the regulations of the Securities and Exchange Commission, the Company has deleted the presentation of basic earnings per share and included pro forma basic earnings per share for the years ended December 31, 1998, 1997, and 1996. Pro forma basic earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding during the period, plus the weighted average number of shares issued in the initial public offering whose proceeds would have been used to pay the divisional equity to Daisy as if these shares had been outstanding during all periods presented prior to the initial public offering. Diluted earnings per share has been computed by dividing net income by the pro forma basic shares outstanding plus the weighted average outstanding stock options during the periods presented.

     A reconciliation of the numerators and denominators of the pro forma basic earnings per share and diluted earnings per share for the years ended December 31, 1998, 1997, and 1996 are presented below.

                                     1998           1997           1996
                                   ---------------------------------------
PRO FORMA BASIC EARNINGS PER SHARE
   Net income available to common
     stockholder                   $   8,195      $   3,636      $     882
                                   =========      =========      =========
   Weighted average common shares
     outstanding                   7,239,092      4,860,368      4,623,112
   Theoretical shares issued whose
     proceeds would have been used
     to pay divisional equity              -        377,926        419,279
                                   ---------      ---------      ---------
   Pro forma basic weighted
     average shares outstanding    7,239,092      5,238,294      5,042,391
                                   =========      =========      =========
   Pro forma basic earnings per
     share                         $    1.13      $    0.69      $    0.18
                                   =========      =========      =========

                              BRASS EAGLE INC.

(In thousands except share and per share data)

                                     1998            1997          1996
                                   ---------------------------------------
DILUTED EARNINGS PER SHARE
   Net income available to common
     stockholder                   $   8,195      $   3,636      $     882
                                   =========      =========      =========
   Pro forma basic weighted
     average common shares
     outstanding                   7,239,092      5,238,294      5,042,391
   Add dilutive effect of stock
     options                         432,853        431,710        400,931
                                   ---------      ---------      ---------
   Weighted average dilutive
     common shares outstanding     7,671,945      5,670,004      5,443,322
                                   =========      =========      =========
    Diluted earnings per share     $    1.07      $    0.64      $    0.16
                                   =========      =========      =========


NOTE 15 - COMMITMENTS AND CONTINGENCIES

      Due to the risks associated with the misuse of paintball products, the Company is a defendant in product liability lawsuits from time to time. To date, all claims and lawsuits have been resolved without any material cost or a material adverse effect on the Company and its prospects.

     As of December 31, 1998, the Company had agreed to pay $1,150 during 1999 for the construction of a new office building.


NOTE 16 - SUBSEQUENT EVENT

     On January 4, 1999, the Company acquired certain assets of C.M. Support, Inc. of Dallas, Texas for $5,000 in cash. The assets acquired were patents, trademarks, fixed assets, and inventory. The acquisition will be accounted for as a purchase with approximately $4,600 being allocated to intangible assets and $400 being allocated to fixed assets and inventory.

                              BRASS EAGLE INC.

(In thousands except share and per share data)


NOTE 17 - QUARTERLY FINANCIAL DATA (UNAUDITED)

(In thousands except per share data)

                              First     Second    Third     Fourth
Quarter Ended 1998            Qtr.       Qtr.      Qtr.       Qtr.
-----------------------------------------------------------------------
Net Sales                     $ 15,658  $ 19,497  $13,527   $ 26,467
Gross Profit                     5,405     7,301    4,657      8,533
Operating Income                 1,941     4,067    2,029      5,053
Income before income taxes       2,082     4,157    2,098      5,091
                              --------  --------  -------   --------
Net Income                    $  1,285  $  2,564  $ 1,290   $  3,056
                              ========  ========  =======   ========
Earnings per share:
   Pro forma basic            $   0.18  $   0.35  $  0.18   $   0.42
   Diluted                        0.17      0.33     0.17       0.40

                              First     Second    Third     Fourth
Quarter Ended 1997            Qtr.       Qtr.      Qtr.      Qtr.
---------------------------------------------------------------------
Net Sales                     $   4,375 $   7,530 $  9,909  $ 14,325
Gross Profit                      1,514     2,397    3,264     4,164
Operating Income                    704     1,234    1,599     2,525
Income before income taxes          643     1,172    1,541     2,537
                              --------- --------- --------  --------
Net Income                    $     397 $     723 $    951  $  1,565
                              ========= ========= ========  ========
Earnings per share:
   Pro forma basic            $    0.08 $    0.14 $   0.19  $   0.27
   Diluted                         0.07      0.13     0.17      0.25

                              BRASS EAGLE INC.



ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None

                                   PART III


ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Pursuant to general instruction G(3) of the instructions to Form 10-K, information concerning the Company's executive offices is included under the caption `Executive Officers of the Company' at the end of Part I of this Report. The remaining information required by this Item appears under the caption `Election of Directors, Nominees' in the 1999 Proxy Statement and under the caption `Section 16(a) Beneficial Ownership Reporting Compliance' in the 1999 Proxy Statement, which information is incorporated herein by reference.


ITEM 11:  EXECUTIVE COMPENSATION

     The information required by this Item appears under the caption 'Compensation of Directors and Executive Officers' in the 1999 Proxy Statement, which information is incorporated herein by reference.


ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item appears under the caption `Principal Stockholders' in the 1999 Proxy Statement and under the caption `Equity Ownership of Directors and Executive Officers' in the 1999 Proxy Statement, which information is incorporated herein by reference.


ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item appears under the heading `Certain Transactions' in the 1999 Proxy Statement, which information is incorporated herein by reference.

                              BRASS EAGLE INC.

                                   PART IV

ITEM 14:   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     The following documents are filed as a part of this Report:

1.   FINANCIAL STATEMENTS.

     The following financial statements of the registrant are included in Part II of this report:

          Report of Independent Auditors

          Balance Sheets as of December 31, 1998 and 1997

          Statements of Operations for the years ended December 31, 1998, 1997, and 1996

          Statements of Shareholders Equity for years ended December 31, 1998, 1997, and 1996

          Statements of Cash Flows for the years ended December 31, 1998, 1997, and 1996

          Notes to Consolidated Financial Statements

          Quarterly Financial Data

2.   FINANCIAL STATEMENT SCHEDULES.

     Schedule II    Valuation and Qualifying Accounts
     (This schedule appears immediately following the signature page.)

3.   EXHIBITS AND EXECUTIVE COMPENSATION PLANS.

     The following exhibits are filed with this Report or are incorporated herein by reference to previously filed material.

                              BRASS EAGLE INC.


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

10(ii) Distributor Agreement between Goldcaps, Inc. and Registrant dated April 1, 1998 (incorporated by reference to Exhibit 10(iii) to Form 10-Q for the quarter ended June 30, 1998, in 0-23385).

10(iii) Distributor Agreement between Leader Industries and Registrant dated August 31, 1995 (incorporated by reference to Exhibit 10(iii) to Registration Statement No. 333-36179).

10(iv) Lease Agreement between R.L. Brown Investments and Registrant dated June 5, 1997 (incorporated by reference to Exhibit 10(v) to Registration Statement No. 333-36179).

10(v) Lease Agreement between Granby Apparel, Inc. and Registrant dated December 11, 1995 (incorporated by reference to Exhibit 10(vi) to Registration Statement No. 333-36179).

10(vi) Lease Agreement between Ozark Terminal, Inc. and Registrant dated December 9, 1997 (incorporated by reference to Exhibit 10(vii) to Form 10-K for the year ended 12/31/97, in 0-23385).

10(vii) Lease Agreement between Leroy Locke & Bonnie Locke and Registrant dated August 1, 1998 (incorporated by reference to Exhibit 10(i) to Form 10-Q for the quarter ended September 30, 1998, in 0-23385)

10(viii) Administrative Service Agreement between Daisy Manufacturing Company and Registrant (incorporated by reference to Exhibit 10(i) to Form 10-Q for the quarter ended June 30, 1998, in 0-23385).

10(ix) Employment Agreement between E. Lynn Scott and Registrant dated as of September 15, 1997 (incorporated by reference to Exhibit 10(ix) to Registration Statement No. 333-36179).

10(x) 1997 Stock Option Plan (incorporated by reference to Exhibit 10(iii) to Form 10-Q for the quarter ended September 30, 1997, in 0-23385).

                              BRASS EAGLE INC.

-----------

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

10(xvi) Asset Acquisition Agreement between CM Support, Inc. and Registrant dated January 4, 1999 (incorporated by reference to Exhibit 2 to Form 8-K dated January 4, 1999).

11        Statement of Computation of Earnings Per Share.

23        Consent of Independent Auditors

24        Powers of Attorney

27        Financial Data Schedule.

Listed below are the executive compensation plans and arrangements currently in effect and which are required to be filed as exhibits to this Report.

     -    Employment Agreement between E. Lynn Scott and Brass Eagle, Inc.
     -    1997 Stock Option Plan
     -    Employee Stock Purchase Plan

4.   REPORTS ON FORM 8-K

     The Company filed a current report on Form 8-K dated January 4, 1999 disclosing the acquisition of CM Support, Inc. of Dallas, Texas.

                              BRASS EAGLE INC.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                              BRASS EAGLE INC.
                                 (Registrant)


                              By:  /s/ E. Lynn Scott
                                   ----------------
                                   E. Lynn Scott
                                   President and Chief Executive Officer
Date:  February 26, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ E. Lynn Scott             President, Chief Executive    February 26, 1999
---------------------------   Officer, and Director
E. Lynn Scott                 (Principal Executive Officer)

          *                   Chairman of the Board of      February 26, 1999
---------------------------   Directors
Marvin W. Griffin

          *                   Director                      February 26, 1999
---------------------------
Anthony J. Dowd


          *                   Director                      February 26, 1999
---------------------------
Stephen J. Schaubert

          *                   Director                      February 26, 1999
---------------------------
H. Gregory Wold


/s/ J. R. Brian Hanna         Vice President - Finance,     February 26, 1999
---------------------------   Chief Financial Officer,
J.R. Brian Hanna              and Treasurer
                              (Principal Financial and
                              Accounting Officer)

*By:
     /s/ J. R. Brian Hanna
     ---------------------
     Attorney-in-fact

J. R. Brian Hanna, by signing his name hereto, does sign this document on behalf of each of the persons indicated above pursuant to powers of attorney duly executed by such persons, exhibits filed hereto.

                              BRASS EAGLE INC.
                                SCHEDULE II -

                    VALUATION AND QUALIFYING ACCOUNTS
          For the Three Years in the Period Ended December 31, 1998
                         (Dollars in Thousands)

Column A       Column B             Column C           Column D  Column E
---------------------------------------------------------------------------
                                    Additions
               Balance at     Charged to       Charged            Balance
               Beginning       costs and      to other   Write   at end of
Description    of period        expenses      accounts   Offs     period
---------------------------------------------------------------------------
Allowance for doubtful accounts:

Year ended
  December 31,
  1998         $  118         $  507         $      0  ($146)    $   479
               ------         ------         --------  ------    -------

Year ended
  December 31,
  1997         $    52        $    66        $      0  $    0    $   118
               -------        -------        --------  ------    -------

Year ended
  December 31,
  1996         $    18        $    34        $      0  $    0    $    52
               -------        -------        --------  ------    -------

Warranty Reserve:

Year ended
  December 31,
  1998         $   910        $3,342         $      0  $3,085    $1,167
               -------        ------         --------  ------    ------

Year ended

  December 31,
  1997         $     0        $1,206         $      0  $  296    $  910
               -------        ------         --------  ------    ------

Year ended
  December 31,
  1996         $     0        $  287         $      0  $  287    $    0
               -------        ------         --------  ------    ------

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

10(ii) Distributor Agreement between Goldcaps, Inc. and Registrant dated April 1, 1998 (incorporated by reference to Exhibit 10(iii) to Form 10-Q for the quarter ended June 30, 1998, in 0-23385).

10(iii) Distributor Agreement between Leader Industries and Registrant dated August 31, 1995 (incorporated by reference to Exhibit 10(iii) to Registration Statement No. 333-36179).

10(iv) Lease Agreement between R.L. Brown Investments and Registrant dated June 5, 1997 (incorporated by reference to Exhibit 10(v) to Registration Statement No. 333-36179).

10(v) Lease Agreement between Granby Apparel, Inc. and Registrant dated December 11, 1995 (incorporated by reference to Exhibit 10(vi) to Registration Statement No. 333-36179).

10(vi) Lease Agreement between Ozark Terminal, Inc. and Registrant dated December 9, 1997 (incorporated by reference to Exhibit 10(vii) to Form 10-K for the year ended 12/31/97, in 0-23385).

10(vii) Lease Agreement between Leroy Locke & Bonnie Locke and Registrant dated August 1, 1998 (incorporated by reference to Exhibit 10(i) to Form 10-Q for the quarter ended September 30, 1998, in 0-23385)

10(viii) Administrative Service Agreement between Daisy Manufacturing Company and Registrant (incorporated by reference to Exhibit 10(i) to Form 10-Q for the quarter ended June 30, 1998, in 0-23385).

                              BRASS EAGLE INC.
EXHIBIT INDEX (Continued)


  Number in
Exhibit Table                      Exhibit
-------------                      -------

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

10(xvi) Asset Acquisition Agreement between CM Support, Inc. and Registrant dated January 4, 1999 (incorporated by reference to Exhibit 2 to Form 8-K dated January 4, 1999).

11        Statement of Computation of Earnings Per Share.

23        Consent of Independent Auditors

24        Powers of Attorney

27        Financial Data Schedule.

                              BRASS EAGLE INC.              EXHIBIT 11

               STATEMENT OF COMPUTATION OF EARNINGS PER SHARE

                                                  1998      1997      1996
                                                  ----      ----      -----
PRO FORMA BASIC EARNINGS PER SHARE
   Net income available to common stockholder     $   8,195 $   3,636 $     882
                                                  ========= ========= =========

   Weighted average common shares outstanding     7,239,092 4,860,368 4,623,112
   Theoretical shares issued whose proceeds
     would have been used to pay divisional
     equity                                               0   377,926   419,279
                                                  --------- --------- ---------

    Pro forma basic weighted average shares
       outstanding                                7,239,092 5,238,294 5,042,391
                                                  ========= ========= =========

   Pro forma basic earnings per share             $    1.13 $    0.69 $    0.18
                                                  ========= ========= =========

DILUTED EARNINGS PER SHARE
   Net income available to common stockholder     $   8,195 $   3,636 $     882
                                                  ========= ========= =========

   Pro forma basic weighted average common
      shares outstanding                          7,239,092 5,238,294 5,042,391
   Add dilutive effect of stock options             432,853   431,710   400,931
                                                  --------- --------- ---------

   Weighted average dilutive common shares
       Outstanding                                7,671,945 5,670,004 5,443,322
                                                  ========= ========= =========

   Diluted earnings per share                     $    1.07 $    0.64 $    0.16

                                                  ========= ========= =========

                              BRASS EAGLE INC.              EXHIBIT 23


          CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors
Brass Eagle Inc.

We hereby consent to the incorporation by reference of our report on the financial statements appearing in Brass Eagle Inc. Annual Report on Form 10-K for the year ended December 31, 1998, in the Registration Statement on Form S-8 (as amended, Reg. No. 33-61173) filed with the Securities and Exchange Commission on August 19, 1998 pertaining to the Brass Eagle Inc. 1997 Stock Option Plan and on Form S-8 (as amended, Reg. No. 33-61175) filed with the Securities and Exchange Commission on August 19, 1998 pertaining to the Brass Eagle Inc. Employee Stock Purchase Plan.




                                        Crowe, Chizek and Company LLP

Oak Brook, Illinois
February 25, 1999

                              BRASS EAGLE INC.              Exhibit 24


POWER OF ATTORNEY


     KNOW ALL MEN BY THESE PRESENTS, that the undersigned constitutes and appoints E. Lynn Scott and J.R. Brian Hanna, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign the Annual Report on Form 10-K of Brass Eagle Inc. for the fiscal year ended December 31, 1998 and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.



                                   /s/ Marvin W. Griffin
                                   ----------------------
                                   Marvin W. Griffin
                                   Director


Date:  February 26, 1999

                              BRASS EAGLE INC.

POWER OF ATTORNEY


     KNOW ALL MEN BY THESE PRESENTS, that the undersigned constitutes and appoints E. Lynn Scott and J.R. Brian Hanna, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign the Annual Report on Form 10-K of Brass Eagle Inc. for the fiscal year ended December 31, 1998 and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.



                                   /s/ Anthony J. Dowd
                                   --------------------

                                   Anthony J. Dowd
                                   Director

Date:  February 26, 1999

                              BRASS EAGLE INC.

POWER OF ATTORNEY


     KNOW ALL MEN BY THESE PRESENTS, that the undersigned constitutes and appoints E. Lynn Scott and J.R. Brian Hanna, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign the Annual Report on Form 10-K of Brass Eagle Inc. for the fiscal year ended December 31, 1998 and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.



                                   /s/ Stephen J. Schaubert
                                   ------------------------

                                   Stephen J. Schaubert
                                   Director

Date:  February 26, 1999

                              BRASS EAGLE INC.

POWER OF ATTORNEY


     KNOW ALL MEN BY THESE PRESENTS, that the undersigned constitutes and appoints E. Lynn Scott and J.R. Brian Hanna, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign the Annual Report on Form 10-K of Brass Eagle Inc. for the fiscal year ended December 31, 1998 and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.



                                   /s/ H. Gregory Wold
                                   --------------------

                                   H. Gregory Wold
                                   Director

Date:  February 26, 1999