Form 10-Q
period 1999-03-31
BRASS EAGLE INC
filed 1999-04-29
CIK 1046112

                                 UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549

                                   FORM 10-Q


     /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 1999

                                       OR


     /X/  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

          Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports)
          Yes    X   No   :  and (2) has been subject to such filing
          requirements for the past 90 days.
          Yes  X   No

          The number of shares of the Registrant's Common Stock, $0.01 par value, outstanding as of April 16, 1999 was 7,245,511.

                               BRASS EAGLE INC.


                                   FORM 10-Q

                          QUARTER ENDED MARCH 31, 1999

                                     INDEX
                                     ------

                                                                 Page

                                                                 ----

PART I:        FINANCIAL INFORMATION

          Item 1.   Condensed Financial Statements
                    Condensed Balance Sheets as of March 31,
                    1999 (unaudited) and December 31, 1998. . .  1

                    Condensed Statements of Operations for the
                    Three Months ended March 31, 1999 (unaudited)
                    and March 31, 1998 (unaudited). . . . . . .  2

                    Condensed Statements of Cash Flows for the
                    Three Months Ended March 31, 1999 (unaudited)
                    and March 31, 1998 (unaudited). . . . . . .  3-4

                    Notes to Condensed Financial Statements. . . 5-6

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations6-10

PART II:  OTHER INFORMATION

          Item 6.        Exhibits and Reports on Form 8-K. . . . 10

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . .  11

                              BRASS EAGLE INC.


PART I:   FINANCIAL INFORMATION
ITEM 1.   -  FINANCIAL STATEMENTS

                         CONDENSED BALANCE SHEETS
                    (In thousands except share data)

                                             MARCH 31,       DECEMBER 31,
                                              1999              1998
                                              ----              ----
                                          (unaudited)
     ASSETS
Current assets
  Cash & cash equivalents                    $   5,583      $   6,836
  Accounts receivable _ less allowance for
     Doubtful accounts of $524 in 1999 and
     $479 in 1998                               19,651         18,271
  Inventories                                    7,912          5,607
  Prepaid expenses and other current assets      2,618          2,829
                                             ---------      ---------
     Total current assets                       35,764         33,543
Property and equipment, net                      5,772          5,337
Intangible assets, net                           7,017          2,550
                                             ---------      ---------
                                             $  48,553      $  41,430
                                             =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                           $   5,911      $   2,772
  Accrued expenses                               5,831          4,171
                                             ---------      ---------
     Total current liabilities                  11,742          6,943
Deferred income taxes                              263            213
Stockholders' equity
   common stock, $.01 par value,
   10,000,000 shares authorized,
   issued and outstanding 7,245,511
   in 1999, and 7,241,951 in 1998                   72             72
   Additional paid-in capital                   25,711         25,667
   Retained earnings                            10,765          8,535
                                             ---------      ---------
                                                36,548         34,274
                                             ---------      ---------
                                             $  48,553      $  41,430
                                             =========      =========

See accompanying notes to condensed financial statement

                              BRASS EAGLE INC
               CONDENSED STATEMENTS OF OPERATIONS
          (In thousands except share and per share data)

                                        THREE MONTHS ENDED
                                             MARCH 31,
                                   ------------------------------
                                       1999                 1998
                                       ----                 ----
                                                (unaudited)
Net sales                          $   19,004          $   15,658
Cost of sales                          11,608              10,253
                                   ----------          ----------
Gross profit                            7,396               5,405

Operating expenses                      3,805               3,464
                                   ----------          ----------
Operating income                        3,591               1,941

Interest income                            65                 141
                                   ----------          ----------
Income before income taxes              3,656               2,082

Provision for income taxes              1,426                 797
                                   ----------          ----------

Net income                         $    2,230          $    1,285
                                   ==========          ==========
Net income per share:
     Basic                         $      .31          $      .18
     Diluted                       $      .29          $      .17

Weighted Average Shares Outstanding:
     Basic                          7,245,036           7,232,781
     Diluted                        7,691,500           7,680,319








See accompanying notes to condensed financial statements.

                              BRASS EAGLE INC.
                    CONDENSED STATEMENT OF CASH FLOWS
                              (In Thousands)

                                                  THREE MONTHS ENDED
                                                      MARCH 31,
                                             ------------------------------
                                                1999               1998
                                                ----               ----
                                                      (Unaudited)
CASH FLOWS FROM
OPERATING ACTIVITIES
Net income                                   $    2,230          $    1,285
Adjustments to reconcile net income to net
 cash from operating activities
     Deferred income taxes                        (251)               (307)
     Depreciation and amortization                  319                 293
     Provision for doubtful accounts                 48                 327
     Stock Compensation Expense                       8                   0
Changes in assets and liabilities
 (net of assets acquired)
     Accounts receivable                        (1,428)             (5,356)
     Inventories                                (2,260)                   9
     Prepaid expenses and other assets              512                  12
     Accounts payable and accrued expenses        4,799               1,810
     Due from affiliate                               0               1,246
                                             ----------          ----------
Net cash provided by (used in) Operating
  activities                                      3,977               (681)
                                             ----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment               (266)               (935)
Acquisition of CM Support                       (5,000)                   0
Net proceeds from investments                         0               5,687
Distribution to Daisy                                 0             (2,737)
                                             ----------          ----------
Net cash from investing activities              (5,266)               2,015
                                             ----------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt                            0               (302)
Common stock issuance                                36                 103
                                             ----------          ----------
Net cash from investing activities                   36               (405)
                                             ----------          ----------
NET CHANGE IN CASH                              (1,253)                 929
                                             ----------          ----------
CASH AT BEGINNING  OF PERIOD                      6,836                 504
                                             ----------          ----------
CASH AT END OF PERIOD                        $    5,583          $    1,433
                                             ==========          ==========
                                   -3-

                              BRASS EAGLE INC.
                    CONDENSED STATEMENT OF CASH FLOWS
                               (In Thousands)

                                                  THREE MONTHS ENDED
                                                      MARCH 31,
                                             ------------------------------
                                                1999               1998
                                                ----               ----
                                                      (Unaudited)
Supplemental disclosures of cash flow information
     Cash Paid during the period:
          Interest                           $       0           $      62
          Taxes                                    178                 163


See accompanying notes to condensed financial statements.

                              BRASS EAGLE INC.


               Notes to Condensed Financial Statements
(All information for the three month periods ended March 31, 1999 and 1998 is unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies and practices followed by Brass Eagle are as follows:

DESCRIPTION OF BUSINESS: Brass Eagle Inc. is a leading manufacturer of paintball markers and other paintball products. Brass Eagle sells its products through both foreign and major national domestic retailers. The financial statements have been prepared using certain estimates and allocations (see below) and include only the accounts of Brass Eagle.

INTERIM RESULTS (UNAUDITED): The accompanying condensed balance sheet at March 31, 1999 and the condensed statements of operations for the three month period ended March 31, 1999 and 1998 are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring adjustments necessary for the fair presentation of the results of the interim periods. The data disclosed in these notes to the financial statements for those interim periods are also unaudited. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results expected for the full calendar year. Because all of the disclosures required by generally accepted accounting principles are not included, these interim statements should be read in conjunction with the financial statements and notes thereto contained in Brass Eagle's 1998 Annual Report.


NOTE 2 - INVENTORIES

Inventories consist of the following components (in thousands):

                                             March 31,      December 31,
                                               1999             1998
                                             --------       ------------
Finished goods                               $ 4,935        $ 3,131
Raw materials                                  2,977          2,476
                                             -------        -------
                                             $ 7,912        $ 5,607
                                             =======        =======

                              BRASS EAGLE INC.

               Notes to Condensed Financial Statements
(All information for the three month periods ended March 31, 1999 and 1998 is unaudited)

NOTE 3 - ACQUISITION

On January 4, 1999, Brass Eagle acquired certain assets of C. M. Support, Inc. of Dallas, Texas for $5.0 million in cash. The assets acquired were patents, trademarks, fixed assets and inventory. The acquisition was accounted for as a purchase with approximately $4.6 million allocated to intangible assets and $.4 million allocated to fixed assets and inventory.

NOTE 4 - COMMITMENTS

Brass Eagle has committed to the construction of a new office building at a cost of approximately $1.2 million, and expects to occupy the building during the second quarter of 1999.


ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying condensed financial statements for the three months ended March 31, 1999 and March 31, 1998 and the 1998 Annual Report.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
     Certain statements in this filing and in other filings by Brass Eagle with the Securities and Exchange Commission and in press releases, presentations by Brass Eagle or its management and oral statements may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may include statements regarding Brass Eagle's financial position, results of operations, market position, product development, regulatory matters, growth opportunities and growth rates, acquisition and divestiture opportunities, and other similar forecasts and statements of expectation. Words such as expects, anticipates, intends, plans, believes, seeks, estimates, should and variations of these words and similar expressions, are intended to identify these forward-looking statements. The statements are not statements of historical fact. Rather, they are based on Brass Eagle's estimates, assumptions, projections and current expectations, and are not guarantees of future performance. Brass Eagle disclaims any obligation to update or revise any forward-looking statement based upon the occurrence of future events, the receipt of new information, or otherwise. The forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of Brass Eagle to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause Brass Eagle's actual results to differ materially from the results, projections and expectations expressed in the forward-looking statements include the following possibilities:

                              BRASS EAGLE INC.


ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(1) Intensifying competition, including specifically the intensification of price competition, the entry of new competitors and the introduction of new products by new and existing competitors
(2)  Failure to obtain new customers or retain existing customers
(3)  Inability to carry out marketing and sales plans
(4)  Loss of key executives
(5) General economic and business conditions which are less favorable than expected
(6)  Unanticipated changes in industry trends.


YEAR 2000

As is true for most companies, the Year 2000 computer issue could create a risk for Brass Eagle Inc. If systems do not correctly recognize date information when the year changes to 2000, there could be an adverse impact on Brass Eagle's operations. The risk for Brass Eagle exists in the following areas: systems used by Brass Eagle to run its business, systems used by Brass Eagle's suppliers and systems used by Brass Eagle's customers and service providers.

Brass Eagle conducted a comprehensive inventory and evaluation of its systems. Brass Eagle's information technology infrastructure consists of a business enterprise resource planning system, departmental workstations, application servers, and a network system that links all systems at each location. It is important to Brass Eagle's operations that these computer systems are compliant. Brass Eagle also has several non-information technology systems that use dates electronically that have been reviewed for compliance. These include security systems, fire detection systems, gas detection systems, voice mail and phone systems, electrical systems, workstations, radio frequency equipment and telecommunication.

At present, all application and departmental servers have been tested, 100% of networking infrastructure has been certified and the enterprise resource planning Unix server has been upgraded.

During 1997, Brass Eagle upgraded its primary business enterprise system to a version that is Year 2000 compliant. Brass Eagle completed comprehensive, full system testing in the fourth quarter of 1998. The underlying database and raw data have been either modified to support four digit years or the application has been modified and tested to support correct date calculations using two digit years.

                              BRASS EAGLE INC.

Brass Eagle has also contacted its critical suppliers to determine that the suppliers' operations and the products and services they provide are Year 2000 compliant. Where practicable, Brass Eagle will attempt to mitigate its risks with respect to the failure of suppliers to be Year 2000 ready. The vendors that Brass Eagle considers to be critical to its business have responded and Brass Eagle is satisfied with their plans to operate without interruption into the next century. In the event that suppliers are not year 2000 compliant, Brass Eagle may seek alternative sources of suppliers.

Brass Eagle has sent questionnaires to several customers and is satisfied by their responses. Brass Eagle has tested Electronic Data Interchange order receipt and invoicing for key customers.

Brass Eagle has certified all external providers of mission critical services. These include telecommunications, security and electrical. Brass Eagle does not expect any issue with respect to Year 2000 issues that will lead to significant service interruptions.

Since Brass Eagle is a relatively new company, most of its computer equipment
and software is Year 2000 certified.   The external cost for Brass Eagle, in
it's efforts to become Year 2000 compliant in 1998, was approximately $35,000.

The internal cost of Year 2000 compliance is not measured by Brass Eagle. No significant costs relating to Year 2000 compliance is anticipated for 1999.

Management believes its actions to be sufficient for Year 2000 remediation. However, management plans to monitor all critical systems at the change of the millenium and other critical dates in order to promptly respond to any systems issues which may arise.


RESULTS OF OPERATIONS

The following table sets forth operations data as a percentage of sales for the periods indicated:

                                        Three Months Ended
                                            March 31,
                                   ------------------------
                                   1999           1998
                                   ----           ----
Sales                              100.0%         100.0%
Cost of sales                       61.1%          65.5%
Gross profit                        38.9%          34.5%
Operating expenses                  20.0%          22.1%
Operating income                    18.9%          12.4%
Net income                          11.7%           8.2%

                                   BRASS EAGLE INC.


THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED
MARCH 31, 1998

SALES. Sales increased by 21.0% to $19.0 million for the three months ended March 31, 1999 compared to $15.7 million for the three months ended March 31, 1998. The increase in sales was due to the increased popularity of paintball play, increased domestic distribution to mass merchandisers and increased unit volume for all products.

Domestic sales increased by 20.1% to $18.5 million (or 97.5% of sales) for the three months ended March 31, 1999 from $15.4 million (or 98.5% of sales) for the three months ended March 31, 1998. International sales increased by 100.0% to $466,000 (or 2.5% of sales) for the three months ended March 31, 1999 from $233,000 (or 1.5% of sales) for the three months ended March 31, 1998.

GROSS PROFIT. Gross profit as a percentage of net sales increased to 38.9% for the three months ended March 31, 1999, as compared to 34.5% for the three months ended March 31, 1998. This increase was primarily due to strong sales of higher margin products, favorable manufacturing efficiencies and raw material price reductions resulting from increased volumes.

OPERATING EXPENSES. Operating expenses increased by 8.6% to $3.8 million for the three months ended March 31, 1999 compared to $3.5 million for the three months ended March 31, 1998. This represents a decrease from 22.1% to 20.0% of sales as a result of a provision for bad debts, and other non-recurring costs recorded in the first quarter of 1998.

OPERATING INCOME. Operating income increased by 89.5% to $3.6 million for the three months ended March 31, 1999 as compared to $1.9 million for the three months ended March 31, 1998. The increase was primarily due to higher unit sales volume and improved gross profit percentages, and a decrease in operating expenses as a percentage of sales.

INTEREST. Brass Eagle recorded interest income of $65,000 for the three months ended March 31, 1999 compared to interest income of $141,000 for the three months ended March 31, 1998. The change was primarily due to a reduction of cash in short-term investments associated with the funds expended to build and equip Brass Eagle's new paintball production facility completed during 1998 and the acquisition of certain assets from C.M. Support in January 1999.

INCOME TAX RATE. Brass Eagle's effective federal and state income tax rate was 39% for the three months ended March 31, 1999 and 38.3% for the three months ended March 31, 1998.

                                   BRASS EAGLE INC.


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999 Brass Eagle had working capital of $24.0 million. Brass Eagle has in place a $10 million line of credit with Bank of America. Brass Eagle is planning capital expenditures of approximately $3.2 million for the remainder of 1999 for the expansion and improvement of manufacturing capacity and the construction of an office building.

Brass Eagle believes that funds generated from operations, together with borrowings under the credit facility, will be adequate to meet its anticipated cash requirements for at least the next 18 months. Brass Eagle may, when and if the opportunity arises, acquire other businesses involved in activities or having product lines that are compatible with those of Brass Eagle or pursue the vertical integration of production capabilities for one or more of Brass Eagle's products which are currently purchased from third parties. The capital expenditures that would be associated with any such activities that may occur in the future would be funded with available cash and cash equivalents, borrowings from the credit facility, working capital, or a combination of these sources.

Net cash provided by operating activities for the three months ended March 31, 1999 was $4.0 million, which consisted primarily of net income of $2.2 million, depreciation and amortization expense of $319,000, less net increases in accounts receivable of $1.4 million, an increase in accounts payable and accrued expenses and prepaid expenses of $5.3 million, an increase in inventory of $2.3 million and a decrease in deferred taxes of $251,000.

Net cash used in investing activities was $5.3 million for the three months ended March 31, 1999. Brass Eagle used $5.0 million to purchase certain assets of C. M. Support and $266,000 was used to fund other capital expenditures.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     The following exhibits are filed with this Report or are incorporated herein by reference to previously filed material:

(a)  Exhibits

Exhibit
Number    Description of Document
-------   -----------------------

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

11        Statement of Computation of Earnings Per Share

27        Financial Data Schedule

                              BRASS EAGLE INC.                   Exhibit 11

               STATEMENT OF COMPUTATION OF EARNINGS PER SHARE
               (In thousands except share and per share data)

                                                       THREE MONTHS ENDED
                                                             MARCH 31,
                                                  ----------------------------
                                                      1999           1998
                                                      ----           ----
BASIC NET INCOME PER SHARE
     Net income available to common stockholders  $    2,230     $    1,285
                                                  ==========     ==========
     Weighted average common shares outstanding    7,245,036      7,232,781
                                                  ==========     ==========
     Basic net income per share                   $      .31     $      .18
                                                  ==========     ==========

DILUTED NET INCOME PER SHARE
     Net income available to common stockholders  $    2,230     $    1,285
                                                  ==========     ==========
     Pro forma basic weighted average common
       shares outstanding                          7,245,036      7,232,781
     Add dilutive effect of stock options            446,464        447,538
                                                  ----------     ----------
     Weighted average dilutive common shares
       outstanding                                 7,691,500      7,680,319
                                                  ==========     ==========
          Diluted net income per share            $      .29     $      .17
                                                  ==========     ==========
/TABLE