Form 10-Q
period 1999-06-30
BRASS EAGLE INC
filed 1999-07-29
CIK 1046112

                                   UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C. 20549

                                       FORM 10-Q


/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                                EXCHANGE ACT OF 1934

                    For the quarterly period ended June 30, 1999.

                                          OR


/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For The Transition Period From ____ To ___

                         Commission File Number 0-23385


                                   BRASS EAGLE INC.
               (Exact name of registrant as specified in its charter)

                DELAWARE                                71-0578572
          (State or other jurisdiction                I.R.S. Employer
          of incorporation of organization)       Identification Number


                    1201 S. E. 30th St., Bentonville, Arkansas   72712
                    (Address of principal executive offices) (zip code)

                                     501-464-8700
               (Registrant's telephone number, including area code)

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

          The number of shares of the Registrant's Common Stock, $0.01 par value, outstanding as of July 19, 1999 was 7,248,479.

                                  BRASS EAGLE INC.

                                      FORM 10-Q

                              QUARTER ENDED JUNE 30, 1999

                                        INDEX
                                        -----
                                                                     Page
                                                                     ----

PART I:        FINANCIAL INFORMATION

Item 1.        Condensed Financial Statements
               Condensed Balance Sheets as of June 30,
               1999 (unaudited) and December 31, 1998 . . . . . . .   1

               Condensed Statements of Operations for the
               Three and Six Months ended June 30, 1999
               (unaudited) and June 30, 1998 (unaudited). . . . . .   2

               Condensed Statements of Cash Flows for the
               Six Months Ended June 30, 1999 (unaudited)
               and June 30, 1998 (unaudited). . . . . . . . . . . .   3-4

               Notes to Condensed Financial Statements. . . . . . .   5-6

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations. . . .   7-12

PART II:  OTHER INFORMATION

Item 4.        Submission of Matters to a Vote of Security Holders.   13

Item 5.        Other Information. . . . . . . . . . . . . . . . . .   13

Item 6.        Exhibits and Reports on Form 8-K. . . . .. . . . . .   14

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   15

                                   BRASS EAGLE INC.
PART I:   FINANCIAL INFORMATION

Item 1.   -  Financial Statements
                              CONDENSED BALANCE SHEETS
                         (In thousands except share data)

                                        JUNE 30,       DECEMBER 31,
                                          1999             1998
                                        --------       ------------
                                      (unaudited)
 ASSETS
Current assets
 Cash & cash equivalents                $    2,943     $   6,836
 Accounts receivable _
  less allowance for
  doubtful accounts of $457
  in 1999 and $479 in 1998                  18,234        18,271
 Inventories                                12,354         5,607
 Prepaid expenses and other
  current assets                             2,934         2,829
                                        ----------     ---------
     Total current assets                   36,465        33,543
Property and equipment, net                  7,375         5,337
Other assets
 Intangible assets, net                      6,884         2,550
                                        ----------     ---------
                                        $   50,724     $  41,430
                                        ==========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Accounts payable                   $    6,384     $  2,772
     Accrued expenses                        4,579        4,171
                                        ----------     --------
          Total current liabilities         10,963        6,943
Deferred income taxes                          350          213
Stockholders' equity
 common stock, $.01 par value,
  10,000,000 shares authorized,
  issued and outstanding 7,248,055
  in 1999, and 7,241,951 in 1998                72           72
 Additional paid-in capital                 25,742       25,667
 Retained earnings                          13,597        8,535
                                        ----------     --------
                                            39,411       34,274
                                        ----------     --------
                                        $   50,724     $ 41,430
                                        ==========     ========

See accompanying notes to condensed financial statement

                                   BRASS EAGLE INC
                         CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands except share and per share data)

                         THREE MONTHS ENDED            SIX MONTHS ENDED
                               JUNE 30,                      JUNE 30
                         --------------------          -------------------
                         1999           1998           1999           1998
                         -----          ----           ----           ----
                              (unaudited)                  (unaudited)
Net sales                $  17,416      $  19,497      $  36,420      $  35,155
Cost of sales                9,670         12,196         21,278         22,449
                         ---------      ---------      ---------      ---------
Gross profit                 7,746          7,301         15,142         12,706

Operating expenses           3,359          3,234          7,164          6,698
                         ---------      ---------      ---------      ---------
Operating income             4,387          4,067          7,978          6,008

Interest income/(expense)       55             90            120            231
                         ---------      ---------      ---------      ---------
Income before income
 taxes                       4,442          4,157          8,098          6,239

Provision for income
 taxes                       1,610          1,593          3,036          2,390
                         ----------     ---------      ---------      ---------

Net income               $   2,832      $   2,564      $   5,062      $   3,849
                         ==========     =========      =========      =========

Net income per share:
     Basic               $    0.39      $    0.35      $    0.70      $    0.53
     Diluted             $    0.37      $    0.33      $    0.66      $    0.50

Weighted Average Shares Outstanding:
 Basic                   7,246,434      7,240,756      7,245,739      7,236,793
 Diluted                 7,730,061      7,683,310      7,709,827      7,682,299


See accompanying notes to condensed financial statements.

                                   BRASS EAGLE INC.
                         CONDENSED STATEMENT OF CASH FLOWS
                                   (In Thousands)

                                             SIX MONTHS ENDED
                                                  JUNE 30,
                                        -----------------------------
                                        1999                     1998
                                        ----                     ----
                                                 (Unaudited)
CASH FLOWS FROM
OPERATING ACTIVITIES
Net income                              $    5,062          $    3,849
Adjustments to reconcile net income to
 Net cash from operating activities
 Deferred income taxes                       (139)               (307)
 Depreciation and amortization                 664                 705
 Provision for doubtful accounts                91                 376
 Stock Compensation Expense                     16                  12
Changes in assets and liabilities
 Accounts receivable                          (54)             (6,430)
 Inventories                               (6,702)             (4,161)
 Prepaid expenses and other assets            171                  233
 Accounts payable and accrued expenses      4,020                4,144
 Due from affiliate                              0               2,156
                                        ----------          ----------
Net cash from operating activities           3,129                 577
                                        ----------          ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment        (2,081)              (3,669)
Acquisition of C. M. Support               (5,000)                    0
Net proceeds from investments                    0                9,625
Distribution to Daisy                            0              (2,737)
                                        ----------          -----------
Net cash from investing activities         (7,081)                3,219
                                        ----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt                       0                (304)
Common stock issuance                           59                (103)
                                        ----------          -----------
Net cash from financing activities              59                (407)
                                        ----------          -----------
NET CHANGE IN CASH                         (3,893)                3,389
                                        ----------          -----------
CASH AT BEGINNING  OF PERIOD                 6,836                  504
                                        ----------          -----------
CASH AT END OF PERIOD                   $    2,943          $     3,893
                                        ==========          ===========

                                   BRASS EAGLE INC.
                         CONDENSED STATEMENT OF CASH FLOWS
                                   (Continued)
                                  (In Thousands)

                                             SIX MONTHS ENDED
                                                  JUNE 30,
                                        -----------------------------
                                        1999                                                                  1998
                                        ----                     ----
                                                 (Unaudited)
Supplemental disclosures of cash flow
 information
 Cash paid during the year for:
     Interest                           $        0          $        62
     Taxes                                   2,758                2,430

See accompanying notes to condensed financial statements.

                                   BRASS EAGLE INC.

                    Notes to Condensed Financial Statements
 (All information for the three and six month periods ended June 30, 1999 and
                                  1998 is unaudited)

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

INTERIM RESULTS: The accompanying condensed balance sheet at June 30, 1999 and the condensed statement of operations for the three and six month periods ended June 30, 1999 and 1998 and condensed statement of cash flows for the six month periods ended June 30, 1999 and 1998 are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring adjustments necessary for the fair presentation of the results of the interim periods. The results of operations for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results expected for the full calendar year. Because all of the disclosures required by generally accepted accounting principles are not included, these interim statements should be read in conjunction with the financial statements and notes thereto contained in the Brass Eagle's 1998 Annual Report.

NOTE 2 - INVENTORIES

Inventories consist of the following components (in thousands):

                                        June 30,             December 31,
                                           1999                 1998
                                        --------            ------------
Finished goods                          $  8,462            $   3,131
Raw materials                              3,892                2,476
                                        --------            ---------
                                        $ 12,354            $   5,607
                                        ========            =========

NOTE 3 - ACQUISITION

On January 4, 1999, Brass Eagle acquired certain assets of C. M. Support, Inc. of Dallas, Texas for $5.0 million in cash. The assets acquired were patents, trademarks, fixed assets and inventory. The acquisition was accounted for as a purchase with approximately $4.6 million allocated to intangible assets and $.4 million allocated to fixed assets and inventory.

                                   BRASS EAGLE INC.

(All information for the three and six month periods ended June 30, 1999 and
                                   1998 is unaudited)

NOTE 4 - CHANGE-OF-CONTROL AGREEMENT
Brass Eagle has entered into an agreement with the certain officers that contain change-of-control provisions that would entitle each officer to receive compensation if there is a change-of-control in the company (as defined) and their termination of employment.

                                   BRASS EAGLE INC.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying condensed financial statements for the three and six month periods ended June 30, 1999 and June 30, 1998 and the 1998 Annual Report.

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

Brass Eagle's financial institution has provided reasonable assurance, of Year 2000 operational compliance. While we can not guarantee the performance of outside parties, we will continue to monitor their state of readiness, and if need be seek an alternative financial institution.

Brass Eagle sent questionnaires to several customers and is satisfied by their responses. Brass Eagle has tested Electronic Data Interchange order receipt and invoicing for key customers.

                                   BRASS EAGLE INC.

Brass Eagle has certified all external providers of mission critical services. These include telecommunications, security and electrical. Brass Eagle does not expect any issue with respect to Year 2000 issues that will lead to significant service interruptions.

Since Brass Eagle is a relatively new company, most of its computer equipment
and software is Year 2000 certified.   The external cost for Brass Eagle, in
its efforts to become Year 2000 compliant in 1998, was approximately $35,000. The internal cost of Year 2000 compliance is not measured by Brass Eagle. No significant costs relating to Year 2000 compliance are anticipated for 1999.

Management believes its actions to be sufficient for Year 2000 remediation. However, management plans to monitor all critical systems at the change of the millenium and other critical dates in order to promptly respond to any systems issues which may arise.

RESULTS OF OPERATIONS

The following table sets forth operations data as a percentage of sales for the periods indicated:

                    Three Months Ended              Six Months Ended
                          June 30,                       June 30,
                    ------------------            -------------------
                    1999      1998                1999           1998
                    ----      ----                ----           ----
Sales               100.0%    100.0%              100.0%         100.0%
Cost of sales        55.5%      62.6%              58.4%          63.9%
Gross profit         44.5%      37.4%              41.6%          36.1%
Operating expenses   19.3%      16.6%              19.7%          19.0%
Operating income     25.2%      20.8%              21.9%          17.1%
Net income           16.3%      13.2%              13.9%          10.9%

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED
JUNE 30, 1998

SALES. Sales decreased by 10.8% to $17.4 million for the three months ended June 30, 1999 compared to $19.5 million in the three months ended June 30, 1998. The decrease in sales was primarily due to a shift in the timing of product expansions at certain retailers. Additionally, last year's second quarter included significant new store stocking orders. Of the $2.1 million decrease in sales, $0.4 million was due to a decrease in selling price and $1.7 million was due to a volume difference.

                                   BRASS EAGLE INC.

Domestic sales decreased by 14.6% to $16.4 million (or 94.3% of sales) for the three months ended June 30, 1999 from $19.2 million (or 98.5% of sales) for the three months ended June 30, 1998. International sales increased by 215.5% to $1.0 million (5.7% of sales) for the three months ended June 30, 1999 from $317,000 (or 1.5% of sales) for the three months ended June 30, 1998. The increase in International sales was primarily due to increased sales to Canadian customers and a European distributor.

GROSS PROFIT. Gross profit as a percentage of net sales increased to 44.5% for the three months ended June 30, 1999; as compared to 37.4% for the three months ended June 30, 1998. This increase was primarily due to the Brass Eagle paintball production facility producing approximately 58% of the requirements in the second quarter, that were previously purchased at a higher unit cost.
In addition, the gross profit was favorably impacted by increasing the mix of the Viewloader products sold. Brass Eagle also continued to achieve a favorable raw material purchase price variance by obtaining volume discounts and resourcing certain requirements.

OPERATING EXPENSES. Operating expenses increased by 6.3% to $3.4 million in the three months ended June 30, 1999 compared to $3.2 million in the three months ended June 30, 1998. This represented an increase from 16.6% of sales to 19.3% of sales as a result of increased marketing costs and additional amortization of goodwill as a result of acquiring certain assets of C. M. Support.

OPERATING INCOME. Operating income increased by 7.3% to $4.4 million in the three months ended June 30, 1999 as compared to $4.1 million in the three months ended June 30, 1998. The increase was primarily due to improved gross profit percentages.

INTEREST. Brass Eagle recorded interest income of $55,000 in the three months ended June 30, 1999 as compared to interest income of $90,000 in the three months ended June 30, 1998. The change was primarily due to a reduction of cash in short-term investments associated with funds expended to build and equip Brass Eagle's new paintball facility completed during 1998 and the acquisition of certain assets from C. M. Support in January 1999.

INCOME TAX RATE. Brass Eagle's effective federal and state income tax rate was 36.2% in the three months ended June 30, 1999 and 38.3% in the three months ended June 30, 1998. The decrease in the income tax rate is due to Brass
Eagle qualifying for certain Missouri enterprise zone tax credits.

                                   BRASS EAGLE INC.
RESULTS OF OPERATIONS (Continued)

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTH ENDED JUNE 30, 1998

SALES. Sales increased by 3.4% to $36.4 million for the first six months of 1999 compared to $35.2 million the first six months of 1998. The increase in sales of $1.2 million was due to an increase of $2.4 million in volume offset by a $1.2 million decrease in price. The increase in volume was primarily due to sales of accessories from the Viewloader product line acquisition and increased volumes of certain markers. The decrease in price was primarily a decrease in the average selling price of paintballs.

Domestic sales increased by 0.9% to $34.9 million (or 95.9% of sales) for the six months ended June 30, 1999 from $34.6 million (or 98.4% of sales) for the six months ended June 30, 1998. International sales increased by 172.7% to $1.5 million (or 4.1% of sales) for the six months ended June 30, 1999 from $550,000 (or 1.6% of sales) for the six months ended June 30, 1998. International sales increased primarily because of increased sales to Canadian customers and a European distributor.

GROSS PROFIT. Gross profit as a percentage of net sales increased to 41.6% for the first six months of 1999 compared to 36.1% for the first six months of 1998. This increase was primarily due to the Brass Eagle paintball production facility producing approximately 63% of the requirements for the first six months of 1999 that were previously purchased at a higher unit cost. The gross profit was favorably impacted by incorporating the production of the Viewloader products at Brass Eagle. Brass Eagle also continued to generate a favorable raw material purchase price variance by obtaining volume discounts and resourcing certain requirements.

OPERATING EXPENSES. Operating expenses increased by 7.5% to $7.2 million the first six months of 1999 compared to $6.7 million in the first six months of 1998. This represented an increase from 19.0% of sales to 19.7% of sales as a result of increased marketing costs and additional goodwill associated with acquiring certain assets from C. M. Support.

OPERATING INCOME. Operating income increased by 33.3% to $8.0 million in the first six months of 1999 compared to $6.0 million in the first six months of 1998. The increase was primarily due to improved gross profit percentages.

INTEREST. Brass Eagle recorded interest income of $120,000 in the first six months of 1999 compared to interest income of $231,000 in the first six months of 1998. The changes were primarily due to a reduction of cash in short-term investment, associated with funds expended to build and equip Brass Eagle's new paintball facility completed during 1998 and the acquisition of certain assets from C. M. Support in January 1999.

INCOME TAX RATE.   Brass Eagle's effective federal and state income tax rate
was 37.5% in the first six months ended June 30, 1999 and 38.3% for the first six months ended June 30, 1998. The decrease in the income tax rate is due to Brass Eagle qualifying for certain Missouri enterprise zone tax credits.

                                   BRASS EAGLE INC.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999 Brass Eagle had working capital of $25.5 million. Brass Eagle has in place a $10 million line of credit with Bank of America. Brass Eagle is planning capital expenditures of approximately $1.9 million for the remainder of 1999 for a new office building and the expansion and improvement of manufacturing capacity.

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

Net cash provided by operating activities for the six months ended June 30, 1999 was $3.1 million, which consisted primarily of net income of $5.1 million, depreciation and amortization expense of $664,000, less net increases in accounts receivable of $54,000, an increase in accounts payable and accrued expenses and prepaid expenses of $4.2 million, an increase in inventory of $6.7 million and an increase in deferred taxes of $139,000. Approximately $2 million of the increase in inventory is the result of a build up of inventory for orders booked to correspond with large promotions by national mass merchandisers in the second half of 1999.

Net cash used in investing activities was $7.1 million for the six months ended June 30, 1999. Brass Eagle used $5.0 million to purchase certain assets of C.
M. Support and $2.1 million was used to fund other capital expenditures.

Net cash provided by financing activities was $59,000 in the six months ended June 30, 1999, due to issuance of common stock.

Effective September 1, 1999, Brass Eagle has renewed its agreement with the supplier of its masks for a term of three (3) years on terms similar to the existing agreement.

                                   BRASS EAGLE INC.


PART II:  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) On May 13, 1999 Brass Eagle held its Second Annual Meeting of Stockholders in Bentonville, Arkansas, for the purposes of electing five members of the Board of Directors.

(b) The following table sets forth the directors elected at such meeting and the number of votes cast for and withheld for each director:

     Directors                          For                 Withheld
     ---------                          ---                 --------
     Marvin W. Griffin                  6,585,296              790
     E. Lynn Scott                      6,584,946            1,140
     Anthony J. Dowd                    6,585,296              790
     H. Gregory Wold                    6,585,296              790
     Stephen J. Schaubert               6,585,296              790

ITEM 5.  OTHER INFORMATION

Pursuant to newly adopted rules of the Securities and Exchange Commission, any proposals of stockholders intended to be presented at Brass Eagle's annual meeting of stockholders in 2000 must be received by Brass Eagle at its principal executive offices not later than December 7, 1999 in order to be included in Brass Eagle's Proxy Statement and Proxy Form relating to that meeting. If a stockholder intends to present a proposal at Brass Eagle's annual meeting in 2000 without requesting Brass Eagle to include the proposal in Brass Eagle's proxy material, the stockholder must notify Brass Eagle of the proposal on or prior to February 20, 2000. Otherwise, at the meeting management may, with regard to the proposal, use its discretionary authority to vote the proxies held by it even though there will be no discussion of the proposal in the 2000 proxy statement.

                                   BRASS EAGLE INC.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 The following exhibits are filed with this Report or are incorporated herein by reference to previously filed material:

(a)  Exhibits

Exhibit
Number    Description of Document
-------   -----------------------

10(i) Change-of-Control Agreement between Brass Eagle Inc. and Steve Cherry effective May 17, 1999.

10(ii) Change-of-Control Agreement between Brass Eagle Inc. and Steve DeMent effective May 17, 1999.

10(iii) Change-of-Control Agreement between Brass Eagle Inc. and John D. Flynn effective May 17, 1999.

10(iv) Change-of-Control Agreement between Brass Eagle Inc. and J. R. Brian Hanna effective May 17, 1999.

10(v) Change-of-Control Agreement between Brass Eagle Inc. and Daniel Obergfell effective May 17, 1999.

10(vi) Change-of-Control Agreement between Brass Eagle Inc. and Charles Prudhomme effective May 17, 1999.

10(vii) 1999 Distributor Agreement between Brass Eagle Inc. and Leader Industries Inc. effective September 1, 1999.

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

                                   BRASS EAGLE INC.

                                     EXHIBIT INDEX
                                     -------------

The following exhibits are filed with this Report or are incorporated herein by reference to previously filed material:

NUMBER    DESCRIPTION OF DOCUMENT
------    -----------------------

10(i) Change-of-Control Agreement between Brass Eagle Inc. and Steve Cherry effective May 17, 1999.

10(ii) Change-of-Control Agreement between Brass Eagle Inc. and Steve DeMent effective May 17, 1999.

10(iii) Change-of-Control Agreement between Brass Eagle Inc. and John D. Flynn effective May 17, 1999.

10(iv) Change-of-Control Agreement between Brass Eagle Inc. and J. R. Brian Hanna effective May 17, 1999.

10(v) Change-of-Control Agreement between Brass Eagle Inc. and Daniel Obergfell effective May 17, 1999.

10(vi) Change-of-Control Agreement between Brass Eagle Inc. and Charles Prudhomme effective May 17, 1999.

10(vii) 1999 Distributor Agreement between Brass Eagle Inc. and Leader Industries Inc. effective September 1, 1999.

11        Statement of Computation of Earnings Per Share

27        Financial Data Schedule

                                   BRASS EAGLE INC.              EXHIBIT 10(i)

                              CHANGE-OF-CONTROL AGREEMENT

This Agreement is executed this 17th day of May, 1999 by and between Brass Eagle Inc. (`Employer') and Steve Cherry (`Executive'), to be effective immediately.

WHEREAS, Employer wishes to assure continuity of upper management personnel;
and

WHEREAS, Executive desires financial protection in the event of unforeseen circumstances;

NOW, THEREFORE, the parties agree as follows:

1. `Change in Control' shall be deemed to have occurred if the conditions set forth in any one of the following paragraphs shall have been satisfied:

     A. the Employer's shareholders approve (or, in the event no approval of the Employer's shareholders is required, the Employer consummates) a merger, consolidation, share exchange, division or other reorganization or transaction of the Employer (a `Fundamental Transaction') with any other corporation, other than a Fundamental Transaction which would result in the voting securities of the Employer outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) at least 51 percent (51%) of the combined voting power immediately after such Fundamental Transaction of (i) the Employer's outstanding securities, (ii) the surviving entity's outstanding securities, or (iii) in the case of a division, the outstanding securities of each entity resulting from the division; or

     B. the shareholders of the Employer approve a plan of complete liquidation or winding-up of the Employer or an agreement for the sale or disposition (in one transaction or a series of transactions) of all or substantially all of the Employer's assets;

2. In the event of a Change in Control, Executive shall have the following rights:

     A. If Employer does not wish to continue Executive as an employee of Employer, with salary equal to or greater than Executive's annual compensation prior to the Change in Control, then Executive shall be entitled to one year's severance pay at Executive's rate of pay prior to the Change in Control, plus bonus payment on the same basis as in effect prior to the Change in Control, plus all benefits in effect prior to the Change in Control.

     B. If Employer wishes to continue the services of Executive after the Change in Control, Executive shall have the option of electing to continue as an employee of Employer or to elect a one-year severance package as outlined in A. above.

                                   BRASS EAGLE INC.              EXHIBIT 10(i)

     C. In no event shall Executive receive less than one year's compensation after the date of the Change in Control.

3. This Agreement shall have a term of three (3) years from the date of execution.

4. This Agreement shall be interpreted according to the laws of the State of Arkansas.

Executed the date first written above.

BRASS EAGLE INC.                             EXECUTIVE




BY: /s/ Lynn Scott                           /s/ Steve Cherry

Title:  President                            Name: Steve Cherry

                                   BRASS EAGLE INC.              EXHIBIT 10(i)

                              CHANGE-OF-CONTROL AGREEMENT

This Agreement is executed this 17th day of May, 1999 by and between Brass Eagle Inc. (`Employer') and Steven R. DeMent (`Executive'), to be effective immediately.

WHEREAS, Employer wishes to assure continuity of upper management personnel;
and


WHEREAS, Executive desires financial protection in the event of unforeseen circumstances;

NOW, THEREFORE, the parties agree as follows:

1. `Change in Control' shall be deemed to have occurred if the conditions set forth in any one of the following paragraphs shall have been satisfied:

     A. the Employer's shareholders approve (or, in the event no approval of the Employer's shareholders is required, the Employer consummates) a merger, consolidation, share exchange, division or other reorganization or transaction of the Employer (a `Fundamental Transaction') with any other corporation, other than a Fundamental Transaction which would result in the voting securities of the Employer outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) at least 51 percent (51%) of the combined voting power immediately after such Fundamental Transaction of (i) the Employer's outstanding securities, (ii) the surviving entity's outstanding securities, or (iii) in the case of a division, the outstanding securities of each entity resulting from the division; or

     B. the shareholders of the Employer approve a plan of complete liquidation or winding-up of the Employer or an agreement for the sale or disposition (in one transaction or a series of transactions) of all or substantially all of the Employer's assets;

2. In the event of a Change in Control, Executive shall have the following rights:

     A. If Employer does not wish to continue Executive as an employee of Employer, with salary equal to or greater than Executive's annual compensation prior to the Change in Control, then Executive shall be entitled to one year's severance pay at Executive's rate of pay prior to the Change in Control, plus bonus payment on the same basis as in effect prior to the Change in Control, plus all benefits in effect prior to the Change in Control.

                                   BRASS EAGLE INC.              EXHIBIT 10(i)

     B. If Employer wishes to continue the services of Executive after the Change in Control, Executive shall have the option of electing to continue as an employee of Employer or to elect a one-year severance package as outlined in A. above.

     C. In no event shall Executive receive less than one year's compensation after the date of the Change in Control.

3. This Agreement shall have a term of three (3) years from the date of execution.

4. This Agreement shall be interpreted according to the laws of the State of Arkansas.

Executed the date first written above.

BRASS EAGLE INC.                             EXECUTIVE




BY: /s/ Lynn Scott                           /s/ Steven R. DeMent
Title:  President                            Name: Steven R. DeMent

                                   BRASS EAGLE INC.              EXHIBIT 10(i)

                              CHANGE-OF-CONTROL AGREEMENT

This Agreement is executed this 17th day of May, 1999 by and between Brass Eagle Inc. (`Employer') and John D. Flynn (`Executive'), to be effective immediately.

WHEREAS, Employer wishes to assure continuity of upper management personnel;
and

WHEREAS, Executive desires financial protection in the event of unforeseen circumstances;

NOW, THEREFORE, the parties agree as follows:

1. `Change in Control' shall be deemed to have occurred if the conditions set forth in any one of the following paragraphs shall have been satisfied:

     A. the Employer's shareholders approve (or, in the event no approval of the Employer's shareholders is required, the Employer consummates) a merger, consolidation, share exchange, division or other reorganization or transaction of the Employer (a `Fundamental Transaction') with any other corporation, other than a Fundamental Transaction which would result in the voting securities of the Employer outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) at least 51 percent (51%) of the combined voting power immediately after such Fundamental Transaction of (i) the Employer's outstanding securities, (ii) the surviving entity's outstanding securities, or (iii) in the case of a division, the outstanding securities of each entity resulting from the division; or

     B. the shareholders of the Employer approve a plan of complete liquidation or winding-up of the Employer or an agreement for the sale or disposition (in one transaction or a series of transactions) of all or substantially all of the Employer's assets;

2. In the event of a Change in Control, Executive shall have the following rights:

     A. If Employer does not wish to continue Executive as an employee of Employer, with salary equal to or greater than Executive's annual compensation prior to the Change in Control, then Executive shall be entitled to one year's severance pay at Executive's rate of pay prior to the Change in Control, plus bonus payment on the same basis as in effect prior to the Change in Control, plus all benefits in effect prior to the Change in Control.

                                   BRASS EAGLE INC.              EXHIBIT 10(i)

     B. If Employer wishes to continue the services of Executive after the Change in Control, Executive shall have the option of electing to continue as an employee of Employer or to elect a one-year severance package as outlined in A. above.

     C. In no event shall Executive receive less than one year's compensation after the date of the Change in Control.

3. This Agreement shall have a term of three (3) years from the date of execution.

4. This Agreement shall be interpreted according to the laws of the State of Arkansas.

Executed the date first written above.

BRASS EAGLE INC.                             EXECUTIVE




BY: /s/ Lynn Scott                           /s/ John D. Flynn

Title:  President                            Name: John D. Flynn

                                   BRASS EAGLE INC.              EXHIBIT 10(i)

                              CHANGE-OF-CONTROL AGREEMENT

This Agreement is executed this 17th day of May, 1999 by and between Brass Eagle Inc. (`Employer') and J. R. Brian Hanna (`Executive'), to be effective immediately.

WHEREAS, Employer wishes to assure continuity of upper management personnel;
and

WHEREAS, Executive desires financial protection in the event of unforeseen circumstances;

NOW, THEREFORE, the parties agree as follows:

1. 'Change in Control' shall be deemed to have occurred if the conditions set forth in any one of the following paragraphs shall have been satisfied:

     A. the Employer's shareholders approve (or, in the event no approval of the Employer's shareholders is required, the Employer consummates) a merger, consolidation, share exchange, division or other reorganization or transaction of the Employer (a `Fundamental Transaction') with any other corporation, other than a Fundamental Transaction which would result in the voting securities of the Employer outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) at least 51 percent (51%) of the combined voting power immediately after such Fundamental Transaction of (i) the Employer's outstanding securities, (ii) the surviving entity's outstanding securities, or (iii) in the case of a division, the outstanding securities of each entity resulting from the division; or

     B. the shareholders of the Employer approve a plan of complete liquidation or winding-up of the Employer or an agreement for the sale or disposition (in one transaction or a series of transactions) of all or substantially all of the Employer's assets;

2. In the event of a Change in Control, Executive shall have the following rights:

     A. If Employer does not wish to continue Executive as an employee of Employer, with salary equal to or greater than Executive's annual compensation prior to the Change in Control, then Executive shall be entitled to one year's severance pay at Executive's rate of pay prior to the Change in Control, plus bonus payment on the same basis as in effect prior to the Change in Control, plus all benefits in effect prior to the Change in Control.

                                   BRASS EAGLE INC.              EXHIBIT 10(i)

     B. If Employer wishes to continue the services of Executive after the Change in Control, Executive shall have the option of electing to continue as an employee of Employer or to elect a one-year severance package as outlined in A. above.

     C. In no event shall Executive receive less than one year's compensation after the date of the Change in Control.

3. This Agreement shall have a term of three (3) years from the date of execution.

4. This Agreement shall be interpreted according to the laws of the State of Arkansas.

Executed the date first written above.

BRASS EAGLE INC.                             EXECUTIVE




BY: /s/ Lynn Scott                           /s/ J. R. Brian Hanna
Title:  President                            Name: J. R. Brian Hanna

                                   BRASS EAGLE INC.              EXHIBIT 10(i)

                              CHANGE-OF-CONTROL AGREEMENT

This Agreement is executed this 17th day of May, 1999 by and between Brass Eagle Inc. (`Employer') and Daniel L. Obergfell (`Executive'), to be effective immediately.

WHEREAS, Employer wishes to assure continuity of upper management personnel;
and

WHEREAS, Executive desires financial protection in the event of unforeseen circumstances;

NOW, THEREFORE, the parties agree as follows:

1. `Change in Control' shall be deemed to have occurred if the conditions set forth in any one of the following paragraphs shall have been satisfied:

     A. the Employer's shareholders approve (or, in the event no approval of the Employer's shareholders is required, the Employer consummates) a merger, consolidation, share exchange, division or other reorganization or transaction of the Employer (a `Fundamental Transaction') with any other corporation, other than a Fundamental Transaction which would result in the voting securities of the Employer outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) at least 51 percent (51%) of the combined voting power immediately after such Fundamental Transaction of (i) the Employer's outstanding securities, (ii) the surviving entity's outstanding securities, or (iii) in the case of a division, the outstanding securities of each entity resulting from the division; or

     B. the shareholders of the Employer approve a plan of complete liquidation or winding-up of the Employer or an agreement for the sale or disposition (in one transaction or a series of transactions) of all or substantially all of the Employer's assets;

2. In the event of a Change in Control, Executive shall have the following rights:

     A. If Employer does not wish to continue Executive as an employee of Employer, with salary equal to or greater than Executive's annual compensation prior to the Change in Control, then Executive shall be entitled to one year's severance pay at Executive's rate of pay prior to the Change in Control, plus bonus payment on the same basis as in effect prior to the Change in Control, plus all benefits in effect prior to the Change in Control.

                                   BRASS EAGLE INC.              EXHIBIT 10(i)

     B. If Employer wishes to continue the services of Executive after the Change in Control, Executive shall have the option of electing to continue as an employee of Employer or to elect a one-year severance package as outlined in A. above.

     C. In no event shall Executive receive less than one year's compensation after the date of the Change in Control.

3. This Agreement shall have a term of three (3) years from the date of execution.

4. This Agreement shall be interpreted according to the laws of the State of Arkansas.

Executed the date first written above.

BRASS EAGLE INC.                             EXECUTIVE




BY: /s/ Lynn Scott                           /s/ Daniel L. Obergfell
Title:  President                            Name: Daniel L. Obergfell

                                   BRASS EAGLE INC.              EXHIBIT 10(i)

                              CHANGE-OF-CONTROL AGREEMENT

This Agreement is executed this 17th day of May, 1999 by and between Brass Eagle Inc. (`Employer') and Charles Prudhomme (`Executive'), to be effective immediately.

WHEREAS, Employer wishes to assure continuity of upper management personnel;
and

WHEREAS, Executive desires financial protection in the event of unforeseen circumstances;

NOW, THEREFORE, the parties agree as follows:

1. `Change in Control' shall be deemed to have occurred if the conditions set forth in any one of the following paragraphs shall have been satisfied:

     A. the Employer's shareholders approve (or, in the event no approval of the Employer's shareholders is required, the Employer consummates) a merger, consolidation, share exchange, division or other reorganization or transaction of the Employer (a `Fundamental Transaction') with any other corporation, other than a Fundamental Transaction which would result in the voting securities of the Employer outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) at least 51 percent (51%) of the combined voting power immediately after such Fundamental Transaction of (i) the Employer's outstanding securities, (ii) the surviving entity's outstanding securities, or (iii) in the case of a division, the outstanding securities of each entity resulting from the division; or

     B. the shareholders of the Employer approve a plan of complete liquidation or winding-up of the Employer or an agreement for the sale or disposition (in one transaction or a series of transactions) of all or substantially all of the Employer's assets;

2. In the event of a Change in Control, Executive shall have the following rights:

     A. If Employer does not wish to continue Executive as an employee of Employer, with salary equal to or greater than Executive's annual compensation prior to the Change in Control, then Executive shall be entitled to one year's severance pay at Executive's rate of pay prior to the Change in Control, plus bonus payment on the same basis as in effect prior to the Change in Control, plus all benefits in effect prior to the Change in Control.

                                   BRASS EAGLE INC.              EXHIBIT 10(i)

     B. If Employer wishes to continue the services of Executive after the Change in Control, Executive shall have the option of electing to continue as an employee of Employer or to elect a one-year severance package as outlined in A. above.

     C. In no event shall Executive receive less than one year's compensation after the date of the Change in Control.

3. This Agreement shall have a term of three (3) years from the date of execution.

4. This Agreement shall be interpreted according to the laws of the State of Arkansas.

Executed the date first written above.

BRASS EAGLE INC.                             EXECUTIVE




BY: /s/ Lynn Scott                           /s/ Charles Prudhomme
Title:  President                            Name: Charles Prudhomme

                                   BRASS EAGLE INC.
                                                       EXHIBIT 10(vii)

Confidential portions of the Distributor Agreement with Leader Industries, Inc. have been omitted and filed separately with the Commission.

                           1999 DISTRIBUTOR AGREEMENT

 THIS AGREEMENT made and entered into by and between LEADER INDUSTRIES INC., (a Quebec corporation having operations in the State of New York) with its principal place of business at 1280 Nobel Street, Boucherville, Quebec, Canada J4B 5H1, hereinafter referred to as `Manufacturer', and BRASS EAGLE INC., (a Delaware corporation), with its principal place of business at 1201 South East
- 30th Street, Bentonville, Arkansas 72712 hereinafter referred to as `Distributor'.

                                  WITNESSETH:

 WHEREAS, manufacturer is engaged in the manufacture and sale of paintball masks together with spare parts and accessories used in connection therewith as set forth on Addendum `A' attached hereto (collectively sometimes called the `Products'); and

 WHEREAS, Distributor desires to market such Products and Manufacturer wants it to do so in the manner hereinafter set forth; and

 WHEREAS, Distributor is engaged in the manufacturing of certain paintball products and accessories other than protective eyewear and in the sale of a complete line of paintball products and accessories; and

 WHEREAS, this Agreement shall replace, as of and from September 1, 1999, the existing Distributor Agreement entered into on August 31, 1995 between manufacturer and Distributor (then known as Daisy Manufacturing Company, Inc.);

 NOW THEREFORE, in consideration of the premises and of the mutual agreements and covenants hereinafter set forth, Manufacturer and Distributor agree as follows:

 SECTION 1.  PURCHASE, SALES, AND DELIVERY OF PRODUCTS.

     A. TERRITORY. Manufacturer hereby appoints Distributor exclusive distributor for the sale of the Products worldwide, except Canada (the 'Territory'). Notwithstanding the foregoing, Distributor may sell Products to U.S.-based mass merchants who carry on, directly or through subsidiaries, retail sale operations in Canada.

                                BRASS EAGLE INC.
                                                       EXHIBIT 10(vii)


1999 DISTRIBUTOR AGREEMENT (Continued)

     B. ACCEPTANCE BY DISTRIBUTOR. Distributor accepts the appointment made in section 1.A. hereof. Distributor agrees to use its best efforts to develop the market for the Products in the Territory, and to promote, sell, and distribute the Products in such a way as to maintain and enhance the demand therefore within the Territory. Except as otherwise expressly set forth in this Agreement, Manufacturer shall not be required to furnish Distributor with any know-how or other proprietary information.

     C. EXCLUSIVE PRODUCT MARKETING BY DISTRIBUTOR. During the term of this Agreement, except as otherwise expressly permitted in writing, Distributor shall not, and shall cause its affiliates not to, market, manufacture, or cause to be manufactured, sell, import, or take any steps designed to lead to the act of marketing, manufacturing, selling, or importing within the Territory any items in direct competition with the Products. Distributor agrees that it shall not, and shall cause its affiliates not to, sell, market, or distribute any Products outside the Territory.

     D. PRICE AND DISCOUNTS. The prices of the Products and other terms of purchase are set forth in Addendum `A' attached hereto.

          The parties agree to periodically review and consult each other as to the pricing of the Products with a view to ensuring their competitiveness in the market from a price standpoint while providing reasonable profit margins to the parties hereto.

     E. ORDER AND WARRANTY. Distributor agrees to submit purchase orders in writing and signed by Distributor for all Products ordered by it. In addition to the terms and conditions set forth on the purchase order (Addendum `B') to the extent they are not superseded by the terms hereof, the following conditions shall apply to and become a part of each purchase order submitted by Distributor for the Products:

          1. Distributor shall have the right to select the mode of transportation to be used in the shipment of the Products ordered by it.

          2. All shipments shall be F.O.B. Manufacturer's warehouse or plant in Boucherville, Quebec. Transportation charges shall be borne by Distributor and title to all Products shall pass to Distributor and Distributor shall assume all risks of loss upon delivery of such Products to Distributor's carrier. Payments for all merchandise shall be made in the lawful currency of the United States of America.

                                BRASS EAGLE INC.
                                                       EXHIBIT 10(vii)

1999 DISTRIBUTOR AGREEMENT (Continued)

          3.   a.   Manufacturer hereby warrants that any product to be
                    delivered pursuant to this Agreement and manufactured by Manufacturer shall (i) be free from defects in material and workmanship which impair its functioning under normal and proper use for the purpose for which it was intended and
                    (ii) shall comply with the specifications issued by Manufacturer describing such Product and with ASTM American
                    Society for Testing and Materials) standards.

               b. If distributor notifies Manufacturer during the 90-day warranty period of any such defect and such defect is demonstrated or substantiated to the reasonable satisfaction of Manufacturer, then Manufacturer shall at its expense, have the Product returned, and its sole obligation under this warranty shall be to, either repair or replace the defective portion of the relevant Product or credit Distributor with the price paid therefor.

               c. Manufacturer extends this warranty to Distributor only with respect to those Products (or portions thereof) manufactured by Manufacturer. However, if Manufacturer obtains warranties from manufacturers (other than Manufacturer) of Products (or portions thereof) sold to Distributor but not so manufactured by manufacturer, then Manufacturer shall, and hereby does, assign to Distributor all of such manufacturers' warranties so obtained to the fullest extent such assignment is permitted by such manufacturers.

               d. The warranty set forth above shall be null and void and not apply to any Product which is (i) altered, modified, damaged, or repaired by someone other than Manufacturer,
                    (ii) damaged due to use contrary to any package insert, instruction manual, or other labeling furnished by Manufacturer, (iii) damaged due to the use of equipment not manufactured, supplied, or approved by manufacturer, (iv) not maintained in accordance with any specifications or directions supplied by Manufacturer or (v) otherwise abused, misuses or subjected to an accident, whether intentional or negligent.

                                BRASS EAGLE INC.
                                                       EXHIBIT 10(vii)

1999 DISTRIBUTOR AGREEMENT (Continued)

          4.   a.   In the event Distributor determines that any unit of the
                    Product does not conform to Manufacturer's product specifications or is actually otherwise defective, Distributor may reject such specific unit of the Product in accordance with the provisions of the Arkansas Uniform
                    Commercial Code, but such rejection must be made by written notice mailed within ten (10) days after the date of delivery by Manufacturer to Distributor of such non-conforming or defective Product. Failure to notify
                    Manufacturer shall constitute acceptance but shall not constitute a waiver of any warranty-related claims.

               b. Manufacturer shall have the right to replace the non-conforming or defective Product or otherwise cure the non-conformance or defect within thirty (30) days after date of Distributor's written notice. If the non-conformance or defect is not remedied within such thirty (30) day period, Manufacturer shall refund to Distributor the purchase price paid by Distributor for such non-conformance or defective Product by credit to Distributor's account.

               c. Upon Manufacturer's specific request in each instance, Distributor shall promptly return any non-conforming Products to Manufacturer at Manufacturer's expense.

     F. MINIMUM PURCHASES AND FORECASTS. Distributor shall purchase and take delivery of a minimum of U.S. / / (based on the purchase price before taxes) of Products during each 91-day period during the term or renewed term of this Agreement, which undertaking shall be subject to the following:

          1. Upon default of Distributor under the foregoing provisions of this paragraph F, Manufacturer may, at its option, either (i) elect to terminate the exclusivity rights granted to Distributor hereunder in which case Manufacturer shall have the right to appoint other distributors or selling agents (including itself) for the Products in the Territory, or (ii) elect to terminate this Agreement in accordance with sub-clause B.5 of Section 3 hereof.

                                BRASS EAGLE INC.
                                                       EXHIBIT 10(vii)

1999 DISTRIBUTOR AGREEMENT (Continued)

          2. Distributor shall, on or before the commencement of each 3-month period during the term hereof, provide Manufacturer with Distributor's forecast of Product purchases and delivery dates for such period. Provided any such forecast is prepared using reasonable assumptions and submitted in good faith to Manufacturer and provided Distributor notifies Manufacturer in a timely fashion of any material change to the current forecast, Distributor shall not be responsible to Manufacturer for differences between actual orders received for Products and such forecast.

          3. Except for Products covered by purchase orders and subject to the foregoing provisions concerning reasonableness and good faith of order forecasts and except for Manufacturer's remedies under paragraph 1 of this clause F, Distributor shall not be liable to Manufacturer for distributor's failure to purchase and take delivery of the minimum set forth in paragraph 1 above.

     G. WITHDRAWAL OF PRODUCTS AND NEW PRODUCTS. From time to time, Manufacturer, in its reasonable and sole discretion, may elect to withdraw world-wide any Product. Manufacturer agrees to give Distributor not less than six months prior written notice as to any such withdrawal except in the case of emergency or recall.

     SECTION 2.  OPERATION REQUIREMENTS

     A. DEALERS. Distributor has the responsibility to provide adequate sales coverage in all areas of the Territory and may appoint dealers (`Dealers') for that purpose. Distributor shall be responsible for negotiating and effect appointment arrangements with his respective
          Dealers.   Dealers must agree to comply with the policies and
          practices of Manufacturer, as well as Distributor.

     B. OBLIGATIONS OF DISTRIBUTOR. From and after the date hereof Distributor, at its sole cost and expense, with sole responsibility in its capacity as distributor and in full compliance with all applicable laws and regulations in that capacity, including but not limited to those of appropriate regulatory authorities, shall:

          1. Store the Products under their respective labeled conditions using appropriate facilities and equipment which comply with current good manufacturing procedures and practices;

          2. Distribute the Products and their labeling as received from Manufacturer without any modifications unless such modifications are mutually agreed upon prior to distribution:

                                BRASS EAGLE INC.
                                                       EXHIBIT 10(vii)


1999 DISTRIBUTOR AGREEMENT (Continued)

          3. Promptly forward, in writing, to Manufacturer all charges, complaints or claims which Distributor receives or which otherwise come to Distributor's attention covering any Product, and, at Manufacturer's request, cooperate with Manufacturer in investigating any such charges, complaints or claims:

          4. Submit for Manufacturer's review and approval, prior to distribution and usage, all written trademark, labeling, and instructional materials, and other items subject to regulatory control to be used in connection with any Products and following approval and printing, provide Manufacturer with ten (10) copies of each item, and submit, for informational purposes only, all other written promotional materials not requiring regulatory approval for major promotions prior to distribution and usage;

          5. Obtain and maintain in full force and effect such federal, state and local records, authorization, permits, and licenses as may be required by law, including any appropriate regulatory authority, and fully comply with and observe all applicable laws, ordinances, rules and regulations;

          6. Maintain adequate sales and warehouse facilities for the Products;

          7. Maintain a sufficient inventory of Products and replacement parts to reasonably fulfill the requirements of Dealers and other customers located in the Territory;

          8. Maintain a training program for sales personnel in connection with the demonstration, use, and sale of the Products;

          9. Not make any warranty, representation, or claim concerning any Product which violates applicable laws or regulations, including those of appropriate regulatory authorities, or, without the express prior written approval of Manufacturer, which is inconsistent or contrary to such Product's specifications.

C.   NAME OF PRODUCT.

     1. Manufacturer agrees that it will place the name BRASS EAGLE on all packaging of the Products manufactured for Distributor unless instructed to do otherwise in writing.

     2. Distributor agrees that Manufacturer will place the name and logo Z Leader on the strap and visor parts of the Products. The words `BRASS EAGLE by Leader' or `manufactured by Leader for BRASS EAGLE' will also appear in a non predominant manner on the strap and on the Products' packaging.

                                BRASS EAGLE INC.
                                                       EXHIBIT 10(vii)

1999 DISTRIBUTOR AGREEMENT (Continued)

SECTION 3.  TERM AND TERMINATION OF THE AGREEMENT.

A. TERM. This Agreement shall be for a period of three (3) years commencing September 1, 1999 and shall be automatically renewed for another three year period under the same terms unless either party notifies the other party at least sixty (60) days before expiry of the initial term that it does not wish to renew the Agreement.

B.   TERMINATION FOR CAUSE.   This Agreement may be terminated immediately by
     notice to the other party in the event of such other party:

     1. Assigning or attempting to assign this Agreement without the written consent of the first party.

     2.   Making an assignment for the benefit of creditors.

     3.   Admitting its insolvency.

     4. Being subject to voluntary or involuntary proceedings by or against it in bankruptcy, or under any of the provisions of the United States federal or any state bankruptcy act or any comparable bankruptcy laws, or for a corporate reorganization or for a receivership, or for its dissolution or merger.

     5.   Not purchasing the minimum as set forth in paragraph F of Section 2.

     6.   Not paying for the Products as set for in the Addendum `A'.

     7. Being in breach of any other provision of this Agreement and such breach not being remedied ten (10) days after notice thereof.

C. TERMINATION WITHOUT CAUSE. This Agreement may be terminated at any time by either party, without cause, upon three (3) months written notice to the other party, but such period of notice may be changed by mutual written consent. No other provision herein contained shall be interpreted to limit or qualify the method of termination set forth in this Section C.

D.   TRANSACTIONS AFTER TERMINATION.

     1. Upon termination of this Agreement, Distributor will immediately account for and pay over to Manufacturer all sums due Manufacturer. Upon compliance with and performance of the termination procedures and obligations by Distributor as herein set forth, Manufacturer will account for and pay over to Distributor all sums due Distributor.

                                BRASS EAGLE INC.
                                                       EXHIBIT 10(vii)


1999 DISTRIBUTOR AGREEMENT (Continued)

     2. Upon termination by Distributor of this Agreement for cause, Manufacturer agrees that it will not for a period of three (3) months after the effective date of termination, solicit orders from any business entity to which Distributor has sold any of the Products during the term of this Agreement, unless compensated as provided below.

     3. Compensation shall be calculated as Distributor's operating profit of the previous three months fairly allocable to the Products. (Operating profit equals gross profit less operating expenses).

SECTION 4.  INDEMNIFICATION.

A. BY MANUFACTURER. Manufacturer shall, on a timely basis, defend, indemnify, and hold Distributor and its affiliates harmless from, against, for and in respect of any and all damages, losses, costs, and expenses (including, without limitation, reasonable attorneys' fees) resulting or arising out of any suit, action or proceeding for bodily injury, death, or property damage or other suit, action, or proceeding if and to the extent any of the latter is caused by the acts, omission, or negligence of Manufacturer, its affiliates or their respective agents during the term of this Agreement except upon Distributor's breach of its warranties, obligations, representations or required performance under this Agreement.

B. BY DISTRIBUTOR. Distributor shall defend, indemnify, and hold Manufacturer and its affiliates harmless from, against, for and in respect of any and all damages, losses, costs, and expenses (including, without limitation, reasonable attorneys' fees) resulting or arising out of any suit, action or proceeding for bodily injury, death, or property damage or other suit, action, or proceeding if and to the extent any of the latter is caused by the acts, omission, or negligence of Distributor, its affiliates or their respective agents during the term of this Agreement except upon Manufacturer's breach of its warranties, obligations, representations or required performance under this Agreement.

C. LIABILITY INSURANCE. Both Manufacturer and Distributor agree to name each as an additional insured on their respective general liability insurance policies and provide proof thereof throughout the term of the Agreement.

SECTION 5.  GENERAL TERMS AND CONDITIONS.

A. DISTRIBUTOR NOT AN AGENT. This Agreement does not appoint Distributor as an agent or legal representative of Manufacturer for any purpose whatsoever. Distributor is not granted any express or implied right or authority to assume or to create any obligation or responsibility on behalf of or in the name of Manufacturer or to bind Manufacturer in any manner or thing whatsoever.

                                BRASS EAGLE INC.
                                                       EXHIBIT 10(vii)

1999 DISTRIBUTOR AGREEMENT (Continued)

B.   CONFIDENTIAL INFORMATION.  During the term of this Agreement and for three
     (3) years thereafter, each party shall use the same degree of care as it uses with regard to its own confidential information to prevent the disclosure, use or publication of confidential information relating to the other coming to its knowledge as a result of this Agreement unless such use, disclosure or publication is permitted by this Agreement or authorized by the other in writing. However, neither party shall be obligated to treat information or data as confidential which without breach of confidentiality, (i) is, or becomes available to the public,
     (ii) is already possessed by such party or (iii) is independently developed by such party.

C. ARBITRATION. Any controversy or claim arising out of or relating to this Agreement, or any breach thereof, shall be settled by arbitration conducted at the American Arbitration Association in State of New York, in accordance with the rules of the American Arbitration Association, and judgement upon the award rendered by the arbitrator(s) may be entered in any court having jurisdiction thereof. All submissions and proceedings, including arguments and briefs, shall be in English.

D. ENGLISH LANGUAGE. All communications relating to the subject matter of this Agreement whether spoken or written, including, but without prejudice to the generality of the foregoing, literature, manuals, price lists and training, shall be in English.

E. FORCE MAJEURE. No party shall be liable for any failure to perform or delay in performance of its obligation hereunder caused by circumstances beyond its reasonable control which make performance commercially impracticable including, without limitation, fire, storm, flood, earthquake, hurricane, explosion, accident, acts of the public enemy, war, rebellion, insurrection, sabotage, epidemic, quarantine, restrictions, labor shortages, transportation embargoes or delays, inability to secure raw materials or machinery for the manufacture of its devices, acts of God, acts of any government or any agency thereof, judicial action and other such external circumstances.

F. NO IMPLIED WAIVERS. The failure of either party at any time to require performance by the other party of any provision hereof shall in no way affect the full right to require such performance at any time hereafter. Nor shall the waiver by either party of a breach of any provision hereof constitute a waiver of any succeeding breach of the same or any other such provision, nor constitute a waiver of the provision itself.

                                BRASS EAGLE INC.
                                                       EXHIBIT 10(vii)

1999 DISTRIBUTOR AGREEMENT (Continued)

G.   NOTICES.  Any notice between the parties shall be deemed duly served when:
     (i) personally delivered and receipt thereof confirmed; (ii) five (5) days after sent by registered airmail; or (iii) when transmitted by facsimile machine with receipt thereof confirmed, and addressed as follows, or to such other address as notified by the recipient;

     If to Manufacturer: LEADER INDUSTRIES INC.
                         1280 Nobel Street
                         Boucherville Quebec J4B 5H1
                         Canada

                         Attention:  President

                         Telephone:  (514) 641-4480
                         Facsimile:    (514) 641-4484

     If to Distributor:  BRASS EAGLE INC.
                         P. O. Box 1956
                         1201 Southeast 30th Street
                         Bentonville, Arkansas 72712-1956

                         U.S.A.

                         Attention:  President

                         Telephone:  (501) 464-8700
                         Facsimile:   (501) 464-6644

H. APPLICABLE LAW. It is expressly agreed and understood that this Agreement is a complete Agreement and that it shall be governed by the laws of the State of New York in all matters, including, without limitation, validity, obligation, interpretation, construction, performance and termination.

I. AMENDMENT, ALTERATION OR MODIFICATION. The amendment, alteration or modification of this Agreement shall only be valid when executed in writing and signed personally by both an authorized officer of Manufacturer and Distributor.

J. ADDENDA. The Addenda, if any, attached hereto is by this express reference made a part of this Agreement as fully as though set out at length herein. Notwithstanding anything to the contrary, such Addenda may be amended, altered or modified by Manufacturer from time to time, and as so amended, altered or modified will be binding upon Distributor.

K. SEPARABILITY. If any provision of this Agreement is invalid or unenforceable, this Agreement shall be considered divisible as to such provision and the remainder of the Agreement valid and binding as though such provision were not included herein.

                                BRASS EAGLE INC.
                                                       EXHIBIT 10(vii)

1999 DISTRIBUTOR AGREEMENT (Continued)

L. GENDER. Wherever used herein, the masculine gender shall include both the feminine and neuter genders.

M. THIS CONSTITUTES SOLE AGREEMENT. The sole and total Agreement of the Parties is as set forth in Sections 1 through 5 preceding this Paragraph M, and the `Witnesseth' clauses preceding Section 1, and there are no oral or implied representations, rights or obligations to be considered or construed with the express written provisions herein above set forth. No alterations, changes, or interlineations of this written document shall be effective unless the same are initialed by an authorized officer of each of the parties. Addendum C is attached hereto and incorporated herein by reference.

     IN WITNESS WHEREOF, the parties hereto have hereunto signed this Agreement, this 29th day of June, 1999.

WITNESS                                 LEADER INDUSTRIES INC.


/s/ Mary Ohberi                         By:  /s/ Pierre Habib

                                        Pierre Habib, President

WITNESS                                 BRASS EAGLE INC.


/s/ John D. Flynn                       By:  /s/ Lynn Scott
                                        E. Lynn Scott, President

                                BRASS EAGLE INC.
                                                       EXHIBIT 10(vii)


1999 DISTRIBUTOR AGREEMENT (Continued)

                                   ADDENDUM `A'



1.      Products and Price List


Product                  Leader Product #    Brass Eagle    Price from Leader
                                             Product #      to Brass Eagle
                                                            (U.S.$) F.O.B.
                                                            Canada
------------------------------------------------------------------------------
GOGGLES
/ /                        / /               / /            / /
/ /                        / /               / /            / /
/ /                        / /               / /            / /
/ /                        / /               / /            / /
/ /                        / /               / /            / /
/ /                        / /               / /            / /
/ /                        / /               / /            / /

ACCESSORIES
/ /                        / /               / /           / /
/ /                        / /               / /           / /
/ /                        / /               / /           / /
/ /                        / /               / /           / /
/ /                        / /               / /           / /
/ /                        / /               / /           / /
/ /                        / /               / /           / /
/ /                        / /               / /           / /
/ /                        / /               / /           / /

                                BRASS EAGLE INC.
                                                       EXHIBIT 10(vii)

1999 DISTRIBUTOR AGREEMENT
ADDENDUM `A'(Continued)

2.   Terms of Payment

     Pricing includes all duties as there are currently no duties under NAFTA.

     / / / / / / / / / / / / / / / / / / / / / / / / // / / // / / // / / // /
     / / / / / / // / // // / / / // / / / // / / / / // / / / / / // / / / /
     / / // / // / / // // // / // / / // / // / // / // / // / / // / // / /

     / / // // / // / // // // // / // // // / // // / // / // // / // // / /
     / / // / // / // / // / / // / // / / // / / / // / / / // / / / // / /
     / / / // / / // / / // / / / // / / // / // / / / // / / / // / / / / /

                                BRASS EAGLE INC.
                                                       EXHIBIT 10(vii)

1999 DISTRIBUTOR AGREEMENT (Continued)

                                   ADDENDUM `B'
                              PURCHASE ORDER TERMS

1. Brass Eagle Inc. (`Buyer') shall not be charged for any costs of packing, crating, drayage or storage without its prior written consent.
2. Buyer shall not be liable for the payment of any federal, state or local taxes which may be applicable to the materials, goods or services covered by this order unless the same shall have been separately itemized and set forth in Seller's quotation.
3. Seller warrants and represents that the prices for the goods and materials set forth herein does not exceed the net price now charged by Seller to any other customer purchasing the same items in like or similar quantities, and agrees that if at any time during the pendency of this order, lower net prices are quoted to any other person for similar goods and materials, such lower net prices shall be from that time substituted for the prices contained herein.
4. (a) Seller warrants and represents that the goods furnished hereunder shall be of the quantity, quality, description and specifications set forth herein and free of defects in design, workmanship and materials. All such goods and materials shall be received subject to Buyer's inspection and approval. Payment for the goods and materials shall not constitute acceptance thereof.
     (b) Seller agrees to promptly repair or replace any goods and materials found to be defective in design, workmanship or material or not in conformity with the specification thereof. Buyer may return any non-conforming goods or materials at Seller's expense.
     (c) Goods delivered in excess of the quantity specified herein may be refused and returned to Seller at its expense.
     (d) Buyer may cancel any portion of this order if shipment is not timely made as specified.
     (e) Seller warrants that the sale or use of the articles or materials covered by this order, either alone or in combination with any other articles or materials with which Seller intends or has advised or advertised that they may be used, will not constitute an infringement or contributory infringement of any patents or trademarked or copyrights in any country, and Seller hereby licenses Buyer and its customers under all of Seller's patents or trademarks or copyrights to use and sell the articles or materials covered by this order, alone or in any combination for which the materials may be used.
5. Seller covenants and agrees to hold harmless, defend, indemnify and keep indemnified, the Buyer, its affiliated and Subsidiary companies, successors, and assigns, customers and users of its products of and from any and all action or actions, loss, claims, demands, expenses, fees and charges, costs and damages of any person whomsoever, arising out of or caused by any breach of warranties or violation of the terms and conditions hereof.

                                BRASS EAGLE INC.
                                                       EXHIBIT 10(vii)

1999 DISTRIBUTOR AGREEMENT
ADDENDUM `B'(Continued)

6. The representations and warranties of the Seller and the remedies of the Buyer for breach thereof set forth herein shall not be construed to limit or exclude any other warranties or remedies provided by law.
7. The warranties herein shall run to the Buyer, its affiliated and subsidiary companies, successors, assigns and its customers and the users of the goods and materials involved.
8. Seller shall bear the sole responsibility for any materials furnished to it by Buyer in connection with this order.
9. Seller shall not assign any portion of this order without Buyer's written consent. Buyer's consent shall not release Seller from its obligation and liabilities hereunder.
10. Any terms herein to the contrary not withstanding, neither party shall be liable for delays or defaults due to force majeure, acts of governmental authority or public enemy, war, strikes and labor troubles, freight embargoes or any other causes or contingencies beyond its control, provided, however, that buyer may cancel any portion of this order if shipment is not timely made as specified hereunder.
11. This order is subject to and Seller shall comply with all applicable federal, state and local laws and regulations, including the requirements of the Fair Labor Standards Act of 1938, as amended and including, for orders (or contracts) not exempt under Section 204 of Executive Order 11246, as amended by Executive Order 11375, the provisions of paragraphs
     (1) through (7) of Section 202 thereof, which provisions are incorporated herein by reference. Acceptance of this order on the part of the Seller shall constitute its certification of full compliance with such laws and regulations.
12. The terms of this order supersede any prior dealings or negotiations of the parties and contain the entire agreement between them, and no amendment or modification thereof shall be valid or binding upon the Buyer unless contained in a written instrument signed by its authorized representative, provided, however, that where this purchase order form is used in connection with purchase release under formal written contracts, the contract provisions shall prevail if inconsistent with the within terms.
13. In the case of federal government contracts, Seller agrees to comply with all laws necessary to assure Buyer's status as Federal Contractor.
14. Buyer may cancel this order at any time without cause, and Buyer's liability shall be limited to actual costs incurred by Seller up to the point of cancellation.

                                BRASS EAGLE INC.
                                                       EXHIBIT 10(vii)

1999 DISTRIBUTOR AGREEMENT (Continued)


                                  ADDENDUM 'C'

Manufacturer agrees to join the Protective Eyewear Certification Council
(PECC), and to pay all fees associated with such membership and with affixing the PECC seal to the Products.

                                   BRASS EAGLE INC.              Exhibit 11

                    STATEMENT OF COMPUTATION OF EARNINGS PER SHARE (In thousands except share and per share data)

                              THREE MONTHS ENDED       SIX MONTHS ENDED
                                     JUNE 30,               JUNE 30,
                              ----------------------   -----------------
                               1999       1998          1999       1998
                               -----      ----          ----       ----
BASIC NET INCOME PER SHARE
 Net income available to
  common stockholders         $   2,832 $   2,564      $   5,062 $   3,849
                              ========= =========      ========= =========
     Weighted average common
      shares outstanding      7,246,434 7,240,756      7,245,739 7,236,793
                              ========= =========      ========= =========
     Basic net income per
      Share                   $    0.39 $    0.35      $    0.70 $    0.53
                              ========= =========      ========= =========

DILUTED NET INCOME PER SHARE
 Net income available to
  common stockholders         $   2,832 $   2,564      $   5,062 $   3,849
                              ========= =========      ========= =========
     Pro forma basic weighted
      average common shares
      outstanding             7,246,434 7,240,756      7,245,739 7,236,793
     Add dilutive effect of
      stock options             483,627   442,554        464,088   445,506
                              --------- ---------      --------- ---------
     Weighted average
      dilutive common shares
      outstanding             7,730,061 7,683,310      7,709,827 7,682,299
                              ========= =========      ========= =========
     Diluted net income per
      share                   $    0.37 $    0.33      $    0.66 $    0.50
                              ========= =========      ========= =========