Form 10-Q
period 1999-09-30
BRASS EAGLE INC
filed 1999-11-12
CIK 1046112

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

/X/            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1999.

OR

/X/           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For The Transition Period From ____ To

Commission File Number 0-23385

BRASS EAGLE INC.

(Exact name of registrant as specified in its charter)

Delaware	71-0578572
(State or other jurisdiction	( I.R.S. Employer
of incorporation or organization)	Identification Number)

1201 S. E. 30th St., Bentonville, Arkansas 72712

(Address of principal executive offices) (zip code)

501-464-8700

(Registrant's telephone number, including area code)

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes X No___

The number of shares of the Registrant's Common Stock, $0.01 par value, outstanding as of October 28, 1999 was 7,248,479.

BRASS EAGLE INC.

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 1999

INDEX

Part I:	Financial Information

Item1.	Condensed Financial Statements
Condensed Balance Sheets as of September 30,1999(unaudited) and
December 31, 1998

Condensed Statements of Operations for the Three and Nine Months
ended September 30, 1999 (unaudited) and September 30, 1998
(unaudited)

Condensed Statements of Cash Flows for the Nine Months Ended
September 30, 1999 (unaudited) and September 30,1998 (unaudited)

Notes to Condensed Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and
Results of Operations

Part II:	Other Information

Item 6.	Exhibits and Reports on Form 8-K

Signatures

BRASS EAGLE INC.

PART I:    FINANCIAL INFORMATION

Item 1. - Financial Statements

CONDENSED BALANCE SHEETS

(In thousands except share data)
	SEPTEMBER 30,	DECEMBER 31,
	1999	1998
	(unaudited)
ASSETS
Current assets
Cash & cash equivalents	$ 1,132	$ 6,836
Accounts receivable - less allowance
for doubtful accounts of $464 in 1999
and $ 479 in 1998	17,844	18,271
Inventories	13,246	5,607
Prepaid expenses and other current assets	2,586	2,829
Total current assets	34,808	33,543
Property and equipment, net	8,949	5,337

Other assets
Intangible assets, net	6,751	2,550
	$ 50,508	$ 41,430
	=======	=======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$ 4,577	$ 2,772
Accrued expenses	4,135	4,171
Total current liabilities	8,712	6,943
Deferred income taxes	405	213
Stockholders' equity
common stock, $.01 par value, 10,000,000
shares authorized, issued and outstanding
7,248,479 in 1999, and 7,241,951 in 1998	72	72
Additional paid-in capital	25,750	25,667
Retained earnings	15,569	8,535
	41,391	34,274
	$ 50,508	$ 41,430
	=======	=======

See accompanying notes to condensed financial statements.

BRASS EAGLE INC

CONDENSED STATEMENTS OF OPERATIONS

(In thousands except share and per share data)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	1999	1998	1999	1998
	(unaudited)		(unaudited)

Net sales	$ 15,141	$ 13,527	$ 51,561	$ 48,682
Cost of sales	9,092	8,870	30,370	31,319
Gross profit	6,049	4,657	21,191	17,363

Operating expenses	2,935	2,628	10,099	9,326
Operating income	3,114	2,029	11,092	8,037

Interest income / (expense)	41	69	161	300
Income before income taxes	3,155	2,098	11,253	8,337

Provision for income taxes	1,183	808	4,219	3,198

Net income	$ 1,972	$ 1,290	$ 7,034	$ 5,139
	=======	=======	=======	=======
Net income per share:
Basic	$ 0.27	$ 0.18	$ 0.97	$ 0.71
Diluted	$ 0.26	$ 0.17	$ 0.91	$ 0.67

Weighted Average Shares Outstanding:
Basic	7,248,424	7,241,223	7,246,875	7,238,173
Diluted	7,679,867	7,661,870	7,696,337	7,676,460

See accompanying notes to condensed financial statements.

BRASS EAGLE INC.

CONDENSED STATEMENT OF CASH FLOWS

(In Thousands)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	1999	1998
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 7,034	$ 5,139
Adjustments to reconcile net income to net cash from operating activities
Deferred income taxes	(1)	(584)
Depreciation and amortization	1,028	1,102
Provision for doubtful accounts	98	384
Stock Compensation Expense	24	20
Changes in assets and liabilities
Accounts receivable	329	(2,837)
Inventories	(7,594)	(8,361)
Prepaid expenses and other assets	436	205
Accounts payable and accrued expenses	1,769	2,681
Due from affiliate	0	1,961
Net cash from operating activities	3,123	(290)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(3,886)	(4,757)
Acquisition of C. M. Support	(5,000)	0
Net proceeds from investments	0	12,659
Distribution to Daisy	0	(2,737)
Net cash from investing activities	(5,886)	5,165
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt	0	(306)
Common stock issuance	59	(103)
Net cash from financing activities	59	(409)

NET CHANGE IN CASH	5,704	4,466
CASH AT BEGINNING OF PERIOD	6,836	504
CASH AT END OF PERIOD	$ 1,132	$ 4,970
	======	======

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$ 0	$ 62
Taxes	4,246	4,120

See accompanying notes to condensed financial statements.

BRASS EAGLE INC.

Notes to Condensed Financial Statements

(All information for the three and nine month periods ended September 30, 1999 and 1998 is unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies and practices followed by Brass Eagle are as follows:

Description of Business:  Brass Eagle Inc. is a leading manufacturer of paintball markers and other paintball products. Brass Eagle sells its products through both major national domestic retailers and foreign distributors. The financial statements have been prepared using certain estimates and allocations (see below) and include only the accounts of Brass Eagle.

Interim Results:  The accompanying condensed balance sheet at September 30, 1999 and the condensed statement of operations for the three and nine month periods ended September 30, 1999 and 1998 and condensed statement of cash flows for the nine month periods ended September 30, 1999 and 1998 are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring

NOTE 2 - INVENTORIES

Inventories consist of the following components (in thousands):

	September 30,	December 31,
	1999	1998

Finished goods	$ 9,531	$ 3,131
Raw materials	3,715	2,476
	$13,246	$ 5,607
	======	=====

NOTE 3 - ACQUISITION

On January 4, 1999, Brass Eagle acquired certain assets of C. M. Support, Inc. of Dallas, Texas for $5.0 million in cash. The assets acquired were patents, trademarks, fixed assets and inventory. The acquisition was accounted for as a purchase with approximately $4.6 million allocated to intangible assets and $.4 million allocated to fixed assets and inventory.

NOTE 4 - RELATED PARTY TRANSACTIONS

Brass Eagle purchases certain raw material requirements from a company related through common ownership. Purchases from this company were $485,000 and $987,000 for the three and nine months ended September 30, 1999. In addition, Brass Eagle paid $0 and $268,000 for tooling to this company during the three and nine months ended September 30, 1999. Brass Eagle did not purchase from the related party prior to 1999.

NOTE 5 - SUBSEQUENT EVENT

On November 1, 1999 Brass Eagle entered into an agreement to form Challenge Park Xtreme, LLC, an Arkansas limited liability company. The purpose of the co-venture is to own, construct and operate facilities for extreme sports recreation. Brass Eagle has committed to a $5.0 million equity investment for a controlling interest.

BRASS EAGLE INC.

Item 2. -  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying condensed financial statements for the three and nine month periods ended September 30, 1999 and September 30, 1998 and the 1998 Annual Report.

Special Note Regarding Forward-Looking Statements

      Certain statements in this filing and in other filings by Brass Eagle with the Securities and Exchange Commission and in press releases, presentations by Brass Eagle or its management and oral statements may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may include statements regarding Brass Eagle's financial position, results of operations, market position, product development, re

(1) Intensifying competition, including specifically the intensification of price competition, the entry of new competitors and the introduction of new products by new and existing competitors

(2) Failure to obtain new customers or retain existing customers

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

Brass Eagle has also contacted its critical suppliers to determine that the suppliers' operations and the products and services they provide are Year 2000 compliant. Where practicable, Brass Eagle will attempt to mitigate its risks with respect to the failure of suppliers to be Year 2000 ready. The vendors that Brass Eagle considers to be critical to its business have responded and Brass Eagle is satisfied with their plans to operate without interruption into the next century. In the event that suppliers mpliant, Brass Eagle may seek alternative sources of suppliers.

Brass Eagle's financial institution has provided reasonable assurance of Year 2000 operational compliance. While we can not guarantee the performance of outside parties, we will continue to monitor their state of readiness, and if necessary seek an alternative financial institution.

Brass Eagle sent questionnaires to several customers and is satisfied by their responses. Brass Eagle has tested Electronic Data Interchange order receipt and invoicing for key customers.

Brass Eagle has certified all external providers of mission critical services. These services include telecommunications, security and electrical. Brass Eagle does not expect any issue with respect to Year 2000 concerns that will lead to significant service interruptions.

Since Brass Eagle is a relatively new company, most of its computer equipment and software is Year 2000 certified. The external cost for Brass Eagle, in its efforts to become Year 2000 compliant in 1998, was approximately $35,000. The internal cost of Year 2000 compliance is not measured by Brass Eagle. No significant costs relating to Year 2000 compliance have been incurred through September and none are anticipated for the remainder of 1999.

Management believes its actions to be sufficient for Year 2000 remediation. However, management plans to monitor all critical systems at the change of the millenium and other critical dates in order to promptly respond to any systems issues which may arise.

RESULTS OF OPERATIONS

The following table sets forth operations data as a percentage of sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	1999	1998	1999	1998
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	60.0%	65.6%	58.9%	64.3%
Gross profit	40.0%	34.4%	41.1%	35.7%
Operating expenses	19.4%	19.4%	19.6%	19.2%
Operating income	20.6%	15.0%	21.5%	16.5%
Net income	13.0%	9.5%	13.6%	10.6%

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

Sales.  Sales increased by 11.9% to $15.1 million for the three months ended September 30, 1999 compared to $13.5 million in the three months ended September 30, 1998. The increase in sales was primarily due to sales of accessories from the Viewloader product-line acquisition and certain markers. Primarily all of the $1.6 million increase in sales was due to an increase of volume.

Domestic sales increased by 10.0% to $14.3 million (or 94.5% of sales) for the three months ended September 30, 1999 from $13.0 million (or 95.8% of sales) for the three months ended September 30, 1998. International sales increased by 48.8% to $838,000 (5.5% of sales) for the three months ended September 30, 1999 from $563,000 (or 4.2% of sales) for the three months ended September 30, 1998. The increase in international sales was primarily due to increased sales to Canadian customers and a European dis

Gross Profit.  Gross profit as a percentage of net sales increased to 40.0% for the three months ended September 30, 1999 as compared to 34.4% for the three months ended September 30, 1998. This increase was in part due to the Brass Eagle paintball production facility start-up costs of $376,000 being included in the gross profit for the three months ended September 30, 1998 with no such costs included for the three months ended September 30, 1999. Brass Eagle also achieved a favorable ra

Operating Expenses.  Operating expenses increased by 11.5% to $2.9 million in the three months ended September 30, 1999 compared to $2.6 million in the three months ended September 30, 1998. The increase of $.3 million was primarily due to increased distribution costs and additional amortization associated with acquiring certain assets from C. M. Support, and retail store expenses offset by decreased product development cost.

Operating Income.  Operating income increased by 55.0% to $3.1 million in the three months ended September 30, 1999 as compared to $2.0 million in the three months ended September 30, 1998. The increase was primarily due to increased sales and improved gross profit percentages.

Interest.  Brass Eagle recorded interest income of $41,000 in the three months ended September 30, 1999 as compared to interest income of $69,000 in the three months ended September 30, 1998. The change was primarily due to a reduction of cash in short-term investments associated with funds expended to build and equip Brass Eagle's new paintball facility completed during 1998 and the acquisition of certain assets from C. M. Support in January 1999.

Income Tax Rate.  Brass Eagle's effective federal and state income tax rate was 37.5% in the three months ended September 30, 1999 and 38.5% in the three months ended September 30, 1998. The decrease in the income tax rate is due to Brass Eagle qualifying for certain Missouri enterprise zone tax credits.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

Sales.  Sales increased by 6.0% to $51.6 million for the first nine months of 1999 compared to $48.7 million for the first nine months of 1998. The increase in sales of $2.9 million was due to an increase of $4.1 million in volume offset by a $1.2 million decrease in price. The increase in volume was primarily due to sales of accessories from the Viewloader product-line acquisition and increased sales of certain markers. The decrease in price was primarily a decrease in the average s

Domestic sales increased by 3.6% to $49.3 million (or 95.5% of sales) for the nine months ended September 30, 1999 from $47.6 million (or 97.7% of sales) for the nine months ended September 30, 1998. International sales increased by 109.1% to $2.3 million (or 4.5% of sales) for the nine months ended September 30, 1999 from $1.1 million (or 2.3% of sales) for the nine months ended September 30, 1998. International sales increased primarily because of increased sales to Canadian customers and a European di

Gross profit  Gross profit as a percentage of net sales increased to 41.1% for the first nine months of 1999 compared to 35.7% for the first nine months of 1998. This increase was primarily due to Brass Eagle generating a favorable raw material purchase price variance by obtaining volume discounts and resourcing certain requirements. For the nine months ended September 30, 1998 Brass Eagle included $667,000 for the paintball production facility start-up costs in gross profit with no such

Operating expenses.  Operating expenses increased by 8.6% to $10.1 million the first nine months of 1999 compared to $9.3 million in the first nine months of 1998. This represented an increase from 19.2% of sales to 19.6% of sales as a result of increased distribution and product development cost, additional amortization associated with acquiring certain assets from C. M. Support in January, 1999 and expenses to operate the retail store, which opened in November 1998. These increases wer

Operating income.  Operating income increased by 38.8% to $11.1 million in the first nine months of 1999 compared to $8.0 million in the first nine months of 1998. The increase was primarily due to increased sales and improved gross profit percentages.

Interest.  Brass Eagle recorded interest income of $161,000 in the first nine months of 1999 compared to interest income of $300,000 in the first nine months of 1998. The change was primarily due to a reduction of cash in short-term investment associated with funds expended to build and equip Brass Eagle's new paintball facility completed during 1998 and the acquisition of certain assets from C. M. Support in January 1999.

Income tax rate.  Brass Eagle's effective federal and state income tax rate was 37.5% in the first nine months ended September 30, 1999 and 38.4% for the first nine months ended September 30, 1998. The decrease in the income tax rate is due to Brass Eagle qualifying for certain Missouri enterprise zone tax credits.

Liquidity and Capital Resources

At September 30, 1999 Brass Eagle had working capital of $26.1 million. Brass Eagle has in place a $10 million line of credit with Bank of America. Brass Eagle is planning capital expenditures of approximately $0.2 million for the remainder of 1999 for the expansion and improvement of manufacturing capacity.

Brass Eagle believes that funds generated from operations, together with borrowings under the credit facility, will be adequate to meet its anticipated cash requirements for at least the next 18 months. Brass Eagle may, when and if the opportunity arises, acquire or participate in other businesses or ventures involved in activities or having product lines that are compatible with those of Brass Eagle or pursue the vertical integration of production capabilities for one or more of Brass Eagle's products w

Net cash provided by operating activities for the nine months ended September 30, 1999 was $3.1 million, which consisted primarily of net income of $7.0 million, depreciation and amortization expense of $1.0, less net decrease in accounts receivable of $427,000, an increase in accounts payable and accrued expenses and prepaid expenses of $2.2 million and an increase in inventory of $7.6 million. Approximately $2.9 million of the increase in inventory is the result of a build up of inventory for orders bo

Net cash used in investing activities was $8.9 million for the nine months ended September 30, 1999. Brass Eagle used $5.0 million to purchase certain assets of C. M. Support, and $3.9 million was used to fund other capital expenditures.

Net cash provided by financing activities was $59,000 in the nine months ended September 30, 1999, due to issuance of common stock.

BRASS EAGLE INC.

Item 6.  Exhibits and Reports on Form 8-K

     The following exhibits are filed with this Report or are incorporated herein by reference to previously filed material:

(a)  Exhibits

Exhibit
Number	Description of Document

10 (i)

First Amendment to Lease Agreement between Ozark Terminal, Inc. and Registrant dated September 14, 1999 (Lease Agreement incorporated by reference to Exhibit 10 (vii) to Form 10-K for the year ended December 31, 1997, in 0-23385)

10 (ii)	Amendment to Lease Agreement between Granby Apparel, Inc. and Registrant dated October 7,1999 (Lease Agreement incorporated by reference to Exhibit 10 (vi) to Registration Statement No. 333-36179)

10 (iii)

Distributor Agreement between Goldcaps, Inc. and Brass Eagle dated April 1, 1998 (Distributor Agreement, with confidential portions omitted and filed separately with the Commission, incorporated by reference to Exhibit 10 (iii) to Form 10-Q for the quarter ended June 30, 1998, in 0-23385)

11	Statement of Computation of Earnings Per Share

27	Financial Data Schedule

______________________________________________________________________________

(b)  Reports on Form 8-K:

The Company filed a current report on Form 8-K dated November 10, 1999 disclosing the forming of a limited liability company called Challenge Park Xtreme, LLC and the retention of McDonald Investments Inc. to assist in exploring strategic initiatives.

BRASS EAGLE INC.

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Brass Eagle Inc.

Date: November 12, 1999	By: /s/ J. R. Brian Hanna
J. R. Brian Hanna
Vice President-Finance and Chief Financial Officer and Treasurer
(on behalf of the Registrant and as the Registrant's principal Financial and Accounting Officer)

BRASS EAGLE INC.

EXHIBIT INDEX

    The following exhibits are filed with this Report or are incorporated herein by reference to previously filed material:

NUMBER	DESCRIPTION OF DOCUMENT

10 (i)

First Amendment to Lease Agreement between Ozark Terminal, Inc. and Registrant dated September 14, 1999 (Lease Agreement incorporated by reference to Exhibit 10 (vii) to Form 10-K for the year ended December 31, 1997, in 0-23385)

10 (ii)	Amendment to Lease Agreement between Granby Apparel, Inc. and Registrant dated October 7,1999 (Lease Agreement incorporated by reference to Exhibit 10 (vi) to Registration Statement No. 333-36179)

10 (iii)

Distributor Agreement between Goldcaps, Inc. and Brass Eagle dated April 1, 1998 (Distributor Agreement, with confidential portions omitted and filed separately with the Commission, incorporated by reference to Exhibit 10 (iii) to Form 10-Q for the quarter ended June 30, 1998, in 0-23385)

11	Statement of Computation of Earnings Per Share

27	Financial Data Schedule

BRASS EAGLE INC.

Exhibit 10 (i)

FIRST AMENDMENT TO LEASE AGREEMENT

    THIS FIRST AMENDMENT ("Amendment") is made as of September 14, 1999, between OZARK TERMINAL, INC., a Missouri corporation ("Landlord") and BRASS EAGLE, INC., a Delaware corporation ("Tenant").

RECITALS

A.  Landlord and Tenant entered into a Lease Agreement dated as of December 9, 1997 (the "Lease") by which Landlord leased to Tenant certain space within the Ozark Terminal facility (the "Facility") located at Lime Kiln Road, Neosho, Newton County, Missouri.

B.  Tenant is currently occupying under the Lease approximately 40,000 square feet of warehouse space located in Area 4 of the Facility within which Tenant has constructed certain offices and restrooms covering approximately 2,400 square feet of that warehouse space (the "Office Area").

C.  Tenant wishes to (iv) vacate all but 7,040 square feet of space located in Area 4 (the retained space to include the Office Area), (ii) to lease and occupy approximately 50,325 square feet of warehouse space in Area 3 of the Facility, and (iii) to extend the Term of the Lease.

D.  Landlord and Tenant desire to amend the Lease to provide for the leasing of the substitute warehouse space in Area 3 and to extend the Term of the Lease.

THEREFORE, in consideration of the premises and the mutual covenants and agreements set forth in this Amendment and in the Lease, Landlord and Tenant agree as follows:

1.  The paragraph entitled "Premises" in Section 1 of the Lease is hereby deleted in its entirety and replaced with the following:

Premises:  Approximately 50,325 square feet of warehouse space in Area 3 and approximately 7,040 square feet of space in Area 4 (collectively, the "Warehouse Space") within the Ozark Terminal facility (the "Facility") at Lime Kiln Road, Neosho, Newton County, Missouri, which is located on land legally described on attached Exhibit A, together with the associated parking area (the "Parking Area"), subject to landlord's right of ingress and egress over and across the Parking Area to other portion

2.  Exhibit B attached to the Lease is hereby replaced by Exhibit B attached to this Amendment.

3.  The Expiration Date of "December 31, 1999" set forth in the paragraph entitled "Term" in Section 1 of the Lease is hereby deleted and in its place is substituted "December 31, 2004".

4.  The paragraph entitled "Rent" in Section 1 of the Lease is hereby deleted in its entirety and replaced with the following:

Rent:  Rent for each of the months commencing August 1, 1999 and ending December 31, 1999, shall be paid on the first day of each such month in the amount of $7,388.

Commencing January 1, 2000 and for each month thereafter to and including December, 2002, Tenant shall pay Rent on the first day of each such month in the amount of $7,888.

Commencing January 1, 2003 and for each month thereafter to and including December, 2003, Tenant shall pay Rent on the first day of each such month in the amount of $8,127.

Commencing January 1, 2004 and for each month thereafter to and including December, 2004, Tenant shall pay Rent on the first day of each such month in the amount of $8,366.

5.  Landlord shall have no obligation to make any improvements to the Premises to accommodate Tenant's use and possession of the same. Tenant is authorized, at its sole cost, to add new lighting to the Warehouse Space located in Area 3.

6.  "Tenant's pro rata share", as defined in Section 10 of the Lease, is changed from 5.8% to 8.3%.

7.  The following provision shall be added to the end of Section 15 of the Lease:

At Landlord's option and expense, Landlord may cause all or a portion of the Warehouse Space to be separately metered for electrical usage. In such event, Tenant shall contract in its name and pay for all electricity used in that portion of the Warehouse Space which is separately metered.

8.  The current Section 41 of the Lease is hereby deleted in its entirety and replaced with the following new Section 41:

41.  OPTION TO RENEW:  Landlord grants to Tenant the option, at Tenant's election, to extend the Term of this Lease for one (1) successive period of two (2) years, provided that Tenant is not in default of any of the terms and conditions of this Lease. This renewal option shall be upon each and all of the following terms and conditions:

a.  Tenant may exercise the option by giving Landlord written notice at least four (4) months prior to the expiration of the Term. If such notification is not given, this option shall automatically expire.

b.  All of the provisions and conditions of this Lease, except where specifically modified by this option, shall apply.

c.  Upon the exercise of this option, the term "Expiration Date" shall mean the last day of the renewal term.

d.  The monthly Rent for each month during the renewal term shall equal the fair market rental value of the Premises as of the first day of the renewal term, assuming that no leasehold improvements or alterations to the Premises need to be made and taking into consideration the Permitted Use of the Premises. If the parties cannot agree as to the fair market rental value of the Premises within thirty (30) days prior to the beginning of the renewal term, the fair market rental value (as described

9.     The terms of this Amendment shall become effective on August 1, 1999.

10.    Capitalized terms used but not defined in this Amendment shall have the meanings assigned to them in the Lease.

11.    All terms and provisions of the Lease not inconsistent or in conflict with the terms of this Amendment shall remain in full force and effect.

IN WITNESS WHEREOF, Landlord and Tenant have caused this Amendment to be executed as of the day and year first above written.

OZARK TERMINAL, INC.
By: /s/ Greg Bowman
Name: Greg Bowman
Title: Executive Vice President
LANDLORD

BRASS EAGLE INC.
By: /s/ Steven R. DeMent
Name: Steven R. DeMent
Title: Vice President of Operations
TENANT

BRASS EAGLE INC.

Exhibit 10 (i)

EXHIBIT B

Layout of Ozark Terminal, Inc. marking the area that Brass Eagle Inc. has leased.

BRASS EAGLE INC.

Exhibit 10 (ii)

AMENDMENT TO LEASE AGREEMENT

This Lease Amendment is by and between Granby Apparel, Inc. ("Lessor") a Missouri corporation, and Brass Eagle Inc. a Delaware corporation, f/k/a/ Daisy Manufacturing Company Inc. ("BEI").

The parties hereto agree as follows:

1.  The Lease shall be extended from December 11, 1999 to December 10, 2000, at the present lease rate of $7,600 per month.

2.  Any notices required hereunder shall be given as follows:

Attn: Glen Garrett	Attn: John D. Flynn
Granby Apparel, Inc.	Brass Eagle Inc.
c/o First State Bank	1201 S. E. 30th Street
P. O. Box 729	Bentonville, AR 72712
Monett, MO 65708	Fax: 501/464-6716
Fax: 417/235-4359	Phone: 501/464-6616
Phone: 417/235-6100

3.  All other terms and conditions of the Lease shall remain the same.

4.  Provided there is no default hereunder, BEI shall have an option to renew the Lease for an additional two year time period at the same rental rate, terms and conditions. This option may be exercised by giving written notice to Lessor on or before November 1, 2000.

Executed this 7th day of October, 1999.

BRASS EAGLE INC.	GRANBY APPAREL, INC.

By: /s/ Lynn Scott	By: /s/ Glen Garrett

Title: President	Title: President

BRASS EAGLE INC.

EXHIBIT 10(iii)

DISTRIBUTOR AGREEMENT

THIS AGREEMENT effective this 1st day of April 1998, between GOLDCAPS, INC., a Florida corporation, with its principal place of business at 50 N. W., 176 Street, Building 100, Miami, Florida 33169, (hereinafter known as the "Company") and Brass Eagle Inc., a Delaware corporation, with its principal place of business at 1203A N. 6th Street, Rogers, Arkansas 72756 f/k/a Daisy Manufacturing Company, Inc. (hereinafter known as the "Distributor");

WHEREAS, the Company is engaged in the manufacture, production and sale of softgel paintball capsules described on Schedule C (the "Product") having the specifications set forth in Schedule A hereto (the "Specifications") and

WHEREAS, the Company and Distributor agree to terminate that certain Distributor Agreement dated July 28, 1995 between Company and Distributor (together with any and all amendments thereto, the "Distributor Agreement") and enter into this Agreement in place thereof;

NOW, THEREFORE, it is agreed as follows:

1.  Purchase and Supply.  Distributor agrees to purchase Product from Company, and Company agrees to supply Product to Distributor, on a nonexclusive basis in accordance with this Agreement. The Distributor and Company agree that the Distributor Agreement is terminated effective March 31, 1998, provided that the provisions of Sections 10 and 14 of the Distributor Agreement shall survive termination and continue to be binding on the parties. Distributor hereby cancels all outsta

2.  (a) Distributor agrees to purchase 725 million paintballs between April 01, 1998, and March 31, 1999, on a take-or-pay basis, subject only to the terms of Section 7 of this Agreement. In the event of any breach by Distributor or expiration or termination of this Agreement (other than justified termination by Distributor pursuant to Section 8 because of Company's uncured breach or unjustified termination by Company or a permanent force majeure by Company), the Base Price plus Royalty for the

    (b) The Initial Forecast (Schedule B) is firm, provided that Distributor may revise the Initial Forecast for a month by written notice to Company given at least three month in advance (e.g., Initial Forecast for August may be revised before May 1), except that Distributor may not increase or decrease the forecast quantity by more than 10% or increase the forecast such that the total quantity for a month would be greater than 85 million, without the written consent of Company. Dist

    Distributor is obligated to purchase at least 90% of the Initial Forecast for each month.

    Company is not obligated to supply in excess of the lesser of 110% of Initial Forecast or 85 million paintballs for any month. In no event is Company obligated to supply in excess of 725 million paintballs.

    Distributor is obligated to purchase 725 million paintballs. If for any month the Distributor purchases less than the quantity specified in the Initial Forecast for such month (e.g. Distributor purchases 90-99% of the forecasted amount), Distributor will make up the difference in subsequent months in a manner that will not require Company to supply in excess of the lesser of 110% of the Initial Forecast or 85 million paintballs for any month.

3.  Purchases and Delivery.  Unless otherwise agreed by the parties, all shipments shall be F.O.B. the Company's plant or their designated plant for shipment directly to a location as agreed with the Distributor ("designated shipment location"). Source of shipments shall be in the sole discretion of the Company.

4.  Payment and Credit Terms.  Terms on all purchases shall be 2% 30, net 31 days. Any amounts which are not paid when due shall bear interest from the date payment was due until the date payment is received by Company at a rate of interest equal to the lower of (i) twelve percent (12%) per annum or (ii) the highest rate of interest permitted to be charged under applicable law.

5.  Prices.

(a)  The price of the Product is the sum of (i) the price set forth on Schedule C ("Base Price") plus (ii) the amount of $1.034 per thousand balls ("Royalty"). These amounts shall be shown on a single invoice to Distributor. If Company separately assigns the right to receive either or both of these amounts then the amounts may be separately invoiced. The parties' agree there shall be no free goods, (except to the extent provided in Section 1 above and in Schedule B) tournament balls or supp

 (b)  The Base Price may be changed one time during the term of this Agreement with 30 days written notice to Distributor in the event of an increase in the cost of raw materials, packaging materials, and/or labor with respect to the manufacture of the Products. Company will give Distributor a statement supporting the amount of the cost increase.

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

(a)  The Company shall make every effort to fill all orders with reasonable promptness, except that in case of fire, riots, strikes or other labor disputes, or labor or material shortages or equipment problems or any other causes beyond the Company's reasonable control, the Company, at its option, may cancel the delivery, or partially cancel as the case may be, by giving written notice to the Distributor. If, as a result of any such non-delivery of Product by the Company for a month, Distri

(b)  If Company is unable to meet Initial Forecast for any month whether by force majeure or otherwise, (but other than by reason of Distributor's fault) and, if applicable, has not replaced nonconforming product pursuant to paragraph 6, within a reasonable time then Distributor's total required purchases under paragraph 2 shall be diminished by the quantity not provided. Notwithstanding the foregoing, if company suspends production or shipment because of breach by Distributor, Distributor's to

8.  Termination.  This Agreement will commence on April 01, 1998, and shall continue until the earlier of March 31, 1999, or such earlier time as Company has shipped 725 million paintballs pursuant to this Agreement. During the term of the Agreement, either the Company or Distributor may terminate this Agreement for breach of its terms if, after 60 days written notice, (or 20 days written notice in the case of a payment breach) such breach or default has not been cured. Notwith

9.  Obligation to Pay on Termination.  Even though this Agreement is terminated, the Distributor's obligation to pay in full for Product meeting the Specifications delivered hereunder to the Distributor shall not be affected and the Company's obligation to ship Product to Distributor for which Distributor has in place with the Company confirmed open orders shall not be affected.

10.  Limitation of Liability.  The Distributor shall maintain its own place of business, facilities and the equipment in accordance with Distributor's own discretion and resell Company's products. Both the Company and Distributor will name as additional insureds each other on their respective general liability policies. Such policies shall be on an "occurrence basis" not a "claims made" basis. Neither party and none of their affiliates or their affiliates respective employees,

11.  Notices.  All notices and other communications hereunder shall be in writing and shall be deemed to have been given when delivered in person or when sent by facsimile transmission confirmed by certified or registered mail, or two business days after being sent by an internationally recognized "overnight" courier service,

If to Company:	Goldcaps, Inc.
4400 Biscayne Boulevard
Miami, FL. 33139
Attn: Rafick Henein, Ph.D.

with a copy to:

IVAX Corporation
4400 Biscayne Boulevard
Miami, FL. 33139
Attn: General Counsel

If to Distributor:	Brass Eagle Inc.
1203A North 6th Street
Rogers, AR. 72756
Attn: President

12.  Relationship of Parties.  The relationship between the Company and the Distributor is that of buyer and seller. Distributor, including its agents and employees, shall be regarded as an independent contractor. This Agreement does not authorize the Distributor to be the agent or the legal representative of the Company for any purpose. The Distributor is not granted any right or authority to assume or to create any obligation or responsibility, express or implied, on behalf o any or to bind the Company in any manner.

13.  Confidential Information.  Unless otherwise agreed to in writing, each party agrees to retain in strict confidence and, except as otherwise expressly provided herein, not to issue or disclose to others any and all information received from the other, including, but not limited to, know-how, compilations, processes, plans, blueprints, technical information, new product information, test procedures, product samples, specifications as well as commercial and other information in nature, whether communicated in writing or orally (the "Confidential Information"); provided, however that Confidential Information shall not be deemed to include:

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

15.  Modification.

(a)  This Agreement may be changed, waived, or amended only by an instrument in writing signed by both parties, and, in the case of the Company, said instrument shall be signed by the President or a Vice President of the Company and by an authorized officer of IVAX Corporation (and said IVAX Corporation signature shall continue to be required in the event of any assignment). None of the terms and condition set forth on any purchase order shall change or modify the provisions of this Agreeme

(b)  Neither party may assign this Agreement except with the prior written consent of the other party; provided, however, Distributor or Company may assign to any affiliate, or to any third party in connection with a merger, consolidation, sale of all or substantially all of its assets or the business to which this Agreement relates, or other business combination.

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

19.  Packaging Trademarks.  It is agreed that the Company and Distributor will decide how the Product is to be packaged. It is agreed that if the name Goldcaps or any other past, present or future Company Trademark or logo, will not be used by the Distributor during the term of or termination of this Agreement or in any other manner except as provided herein. The Distributor further agrees to make no claim thereto or against the use thereof by the Company or other distributor's

20.  The Distributor acknowledges that Steven R. Lukas, a former employee of the Company, is a party to a Confidentiality Noncompetition Agreement with the Company. If Distributor desires to engage Mr. Lukas in any capacity, Company will consider a request by Distributor that Company grant a waiver under said agreement with respect to Distributor, but Company shall have no obligation whatsoever to grant any waiver.

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
Title: President / CEO
Date: 4/27/98

BRASS EAGLE INC.

EXHIBIT 10(iii)

Schedule A

Product Specifications (upon receipt by Distributor at the designated shipment location)

Pole Range:	Min .665
Max .705

Equator Range:	Min .665
Max. .695

Bounce Test:	10 capsule drop at 6 feet
Maximum breakage - 2 capsules

Shoot Test:	20 capsules shot
Maximum breakage in barrel - 2 capsules

Color:	Matched to clients request

BRASS EAGLE INC.

EXHIBIT 10(iii)

SCHEDULE B

The following forecast indicates the number of balls expected to be purchased by month.

PAINTBALLS IN MILLIONS.

Apr-98	May-98	Jun-98	Jul-98	Aug-98	Sep-98	Oct-98	Nov-98	Dec-98	Jan-99	Feb-99	Mar-99

75	85	85	85	85	78	70	70	70	72	29.1

The Initial Forecast include (i) the 725 million paintballs Distributor is required to purchase under this Agreement, (ii) the approximate quantity of free Product that accrues with respect to Distributor's purchase of said 725 million paintballs, and (iii) the approximate quantity of free Product due with respect to the Distributor Agreement as set forth below.

The value of the free Product due Distributor under the Distributor Agreement (upon payment by Distributor for the Product to which the free Product relates) is $255,042.68. The applicable quantity of free Product is to be calculated in accordance with Exhibit C.

With respect to the forecast for April (75 million), as of April 20, 1998, approximately 43.9 million paintballs had been shipped to Distributor.

BRASS EAGLE INC.

EXHIBIT 10(iii)

DISTRIBUTOR AGREEMENT (Continued)

SCHEDULE C
Item Count	Base Price	Free Product Value

2,500	$48.125	$4.3745

3,750	$72.1875	$6.5625

   The Base Price for all Product (excluding packaging) per box is as set forth above ($.01925 per paintball).

   For Product purchased by Distributor pursuant to this Agreement, Distributor will receive free Product as set forth above. For example, if Distributor purchases 100 boxes / 2500 count, Distributor will receive free Product with a value of $437.45 (approximately 22.7 thousand paintballs).

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

BRASS EAGLE INC.

Exhibit 11

STATEMENT OF COMPUTATION OF EARNINGS PER SHARE

(In thousands except share and per share data)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	1999	1998	1999	1998
Basic Net Income Per Share
Net income available to common stockholders	$ 1,972	$ 1,290	$ 7,034	$ 5,139
	=======	=======	=======	=======
Weighted average common shares outstanding	7,248,424	7,241,223	7,246,875	7,238,173
	=======	=======	=======	=======
Basic net income per share	$ 0.27	$ 0.18	$ 0.97	$ 0.71
	=======	=======	=======	=======
Diluted Net Income Per Share
Net income available to common stockholders	$ 1,972	$ 1,290	$ 7,034	$ 5,139
	=======	=======	=======	=======
Pro forma basic weighted average common shares outstanding	7,248,424	7,241,223	7,246,875	7,238,173
Add dilutive effect of stock options	431,443	420,647	449,462	438,287
Weighted average dilutive common shares outstanding	7,679,867	7,661,870	7,696,337	7,676,460
	=======	=======	=======	=======
Diluted net income per share	$ 0.26	$ 0.17	$ 0.91	$ 0.67
	=======	=======	=======	=======