Form 10-Q/A
period 1999-09-30
BRASS EAGLE INC
filed 1999-12-02
CIK 1046112

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q / A

/X/      AMENDED QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

BRASS EAGLE INC.

FORM 10-Q / A

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

Signatures

BRASS EAGLE INC.

This amended report was filed due to two typographical errors in the Condensed Statement of Cash Flows. A change was made in the Cash Flows from Investing Activities total line "Net cash from investing activities". The total for September 30, 1999 was changed from ($5,886) to ($8,886). Also a change was made in the "Net Change In Cash" for September 30, 1999 from $5,704 to ($5,704).

These were the only changes made in this amendment.

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

BRASS EAGLE INC.

CONDENSED STATEMENT OF CASH FLOWS

(In Thousands)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	1999	1998
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 7,034	$ 5,139
Adjustments to reconcile net income to net cash from operating activities
Deferred income taxes	(1)	(584)
Depreciation and amortization	1,028	1,102
Provision for doubtful accounts	98	384
Stock Compensation Expense	24	20
Changes in assets and liabilities
Accounts receivable	329	(2,837)
Inventories	(7,594)	(8,361)
Prepaid expenses and other assets	436	205
Accounts payable and accrued expenses	1,769	2,681
Due from affiliate	0	1,961
Net cash from operating activities	3,123	(290)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(3,886)	(4,757)
Acquisition of C. M. Support	(5,000)	0
Net proceeds from investments	0	12,659
Distribution to Daisy	0	(2,737)
Net cash from investing activities	(8,886)	5,165
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt	0	(306)
Common stock issuance	59	(103)
Net cash from financing activities	59	(409)

NET CHANGE IN CASH	(5,704)	4,466
CASH AT BEGINNING OF PERIOD	6,836	504
CASH AT END OF PERIOD	$ 1,132	$ 4,970
	======	======

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$ 0	$ 62
Taxes	4,246	4,120

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

Interim Results:  The accompanying condensed balance sheet at September 30, 1999 and the condensed statement of operations for the three and nine month periods ended September 30, 1999 and 1998 and condensed statement of cash flows for the nine month periods ended September 30, 1999 and 1998 are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring necessary for the fair presentation of the results of the interim periods. The results of operations for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results expected for the full calendar year. Because all of the disclosures required by generally accepted accounting principles are not included, these interim statements should be read in conjunction with the financial statements and notes thereto contained in the Brass Eagle's 1998 Annual Report.

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

Brass Eagle believes that funds generated from operations, together with borrowings under the credit facility, will be adequate to meet its anticipated cash requirements for at least the next 18 months. Brass Eagle may, when and if the opportunity arises, acquire or participate in other businesses or ventures involved in activities or having product lines that are compatible with those of Brass Eagle or pursue the vertical integration of production capabilities for one or more of Brass Eagle's products w chased from third parties. The capital expenditures that would be associated with any such activities that would occur in the future would be funded with available cash and cash equivalents, borrowings from the credit facility, working capital, or a combination of these sources. The $5.0 million commitment to form Challenge Park Xtreme will be funded from available cash and borrowings from the credit facility.

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

Brass Eagle Inc.

Date: December 1, 1999	By: /s/ J. R. Brian Hanna
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
          The monthly Rent for each month during the renewal term shall equal the fair market rental value of the Premises as of the first day of the renewal term, assuming that no leasehold improvements or alterations to the Premises need to be made and taking into consideration the Permitted Use of the Premises. If the parties cannot agree as to the fair market rental value of the Premises within thirty (30) days prior to the beginning of the renewal term, the fair market rental value (as described above) shall

  9.        The terms of this Amendment shall become effective on August 1, 1999.

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

  (a)  The Company shall make every effort to fill all orders with reasonable promptness, except that in case of fire, riots, strikes or other labor disputes, or labor or material shortages or equipment problems or any other causes beyond the Company's reasonable control, the Company, at its option, may cancel the delivery, or partially cancel as the case may be, by giving written notice to the Distributor. If, as a result of any such non-delivery of Product by the Company for a month, Distri

  (b)  If Company is unable to meet Initial Forecast for any month whether by force majeure or otherwise, (but other than by reason of Distributor's fault) and, if applicable, has not replaced nonconforming product pursuant to paragraph 6, within a reasonable time then Distributor's total required purchases under paragraph 2 shall be diminished by the quantity not provided. Notwithstanding the foregoing, if company suspends production or shipment because of breach by Distributor, Distributor's to

  8.  Termination.  This Agreement will commence on April 01, 1998, and shall continue until the earlier of March 31, 1999, or such earlier time as Company has shipped 725 million paintballs pursuant to this Agreement. During the term of the Agreement, either the Company or Distributor may terminate this Agreement for breach of its terms if, after 60 days written notice, (or 20 days written notice in the case of a payment breach) such breach or default has not been cured. Notwith party, under any bankruptcy or similar law. Termination notices shall be sent as provided herein. Termination of this Agreement shall not release either party from the payment of any sum which may then be owed to the other party (including without limitation under paragraph 2 (a) or from any liability or obligation incurred or accrued prior to the termination of this Agreement or which by their terms are expressly intended to survive the expiration or termination of this Agreement.

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