Form 10-K
period 1999-12-31
BRASS EAGLE INC
filed 2000-03-15
CIK 1046112

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from ---------- to ----------

Commission File Number 0-23385

BRASS EAGLE INC.

(Exact name of registrant as specified in its charter)

Delaware	71-0578572
(State or other jurisdiction of	(I. R. S. Employer
incorporation or organization)	Identification Number)

1201 SE 30th Street, Bentonville, Arkansas	72712
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code

(501) 464-8700

Securities registered pursuant to Section 12(b) of the Act

NONE

Securities registered pursuant to Section 12(g) of the Act

Common Stock

$.01 par value per share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant was $17,272,733 at February 29, 2000.

7,135,131 shares of the registrant's common stock were outstanding as of February 29, 2000.

Documents Incorporated By Reference

Portions of the Proxy Statement for the June 22, 2000, Annual Meeting of Shareholders of the Company (the "2000 Proxy Statement") are incorporated by reference into Part III of this report.

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

PART I

ITEM 1:  BUSINESS

General

Brass Eagle, including its predecessor organizations, has manufactured air-powered guns for over 100 years. Brass Eagle, operating as Daisy Manufacturing Company, Inc., began manufacturing paintball markers as a device to mark trees and cattle for commercial purposes in the early 1970's. Daisy manufactured paintball markers under contract for the Nelson Paint Company and remained active in this market until 1993. In 1993, Daisy began manufacturing, marketing and distributing paintball products for sports and recreational use under a royalty arrangement with Brass Eagle, Inc., a Mississauga, Ontario, Canada company, ("BEI"). In October 1995, Daisy purchased certain assets, patents, and trademarks, including the Brass Eagle name, from BEI. In September 1997, Daisy changed its name to Brass Eagle Inc. Pursuant to a corporate reorganization effected November 24, 1997, the Company transferred all of its non-paintball related assets, operations, and liabilities to a newly created subsidiary, Daisy Manufacturing Company, all the stock of which was spun-off to existing Company shareholders.

Brass Eagle believes that it is a worldwide leader in the design, manufacture, marketing, and distribution of paintball products, including paintball markers, paintballs, and accessories. Based on market data compiled in part by Brass Eagle and management's industry knowledge, Brass Eagle believes it is the only manufacturer with a full line of products that addresses step-by-step price points for beginner, recreational, and competition level paintball participants, and that it is the only manufacturer to offer paintball products to consumers through easily accessible channels such as mass merchandisers and major sporting goods retailers. As a result of these initiatives, Brass Eagle provides a large consumer base with high quality paintball products and accessories that sell for substantially less than those of its competitors. Based on this market analysis and industry knowledge, Brass Eagle believes that these advances have significantly broadened the paintball industry's consumer base, increased the overall number of paintball participants, and heightened the general awareness of and excitement for the sport.

Approximately 90% of Brass Eagle's sales are to national and regional mass merchandisers, such as Wal-Mart, Kmart, and Meijer, and major sporting goods retailers, such as The Sports Authority and Dick's Clothing and Sporting Goods. Wal-Mart and Kmart each accounted for over 10% of Brass Eagle's sales in 1999. Brass Eagle's products are also sold through sporting goods distributors, specialty distributors of paintball products, and paintball specialty shops.

Although more sales of Brass Eagle's paintball products generally occur in the spring and fall, Brass Eagle does not believe that seasonality has had a material effect on operations to date.

On January 6, 1999 Brass Eagle acquired certain assets of CM Support, Inc. This product line includes feeder loaders, tubes and accessories used in the paintball industry sold under the highly recognized ViewLoader™ trademark.

Brass Eagle believes that paintball, as an extreme sport, is positioned to experience substantial growth, as the sport becomes available to a broader consumer group. Based on published industry data compiled in part by Brass Eagle and management's knowledge of the industry, Brass Eagle believes that total paintball expenditures, including paintball markers, paintballs, accessories, and playing field fees, were approximately $350 million for 1999 and projects these expenditures to continue to increase in the near future. Historically, paintball was played primarily by avid enthusiasts, generally with relatively expensive, high-end paintball markers and accessories. Enthusiasts typically obtained their equipment from a highly-fragmented base of catalogue distributors and specialty retailers. Recently, an increasingly broader group of players, including corporate groups, youth leagues, church organizations and others, have begun participating in paintball. These beginner and recreational players often purchase paintball markers and accessories at mass merchandise stores or sporting goods stores and play paintball several times per year. Based on market data compiled in part by Brass Eagle and management's knowledge of the industry, Brass Eagle believes that its strategy of providing a full range of products at various price and performance points has contributed significantly to the broadening of the industry's consumer base, the increase in the overall number of paintball participants, and the growing acceptance of the sport.

A key component in the continued growth of paintball is the availability of playing facilities. Historically, these facilities have consisted of commercial and private fields, typically located outside urban centers and in rural areas and used primarily by paintball enthusiasts. In order to further develop the market for paintball in more densely populated areas, Brass Eagle is promoting a modular paintball field concept that can be played in a relatively small, self-contained area that can easily be adapted or designed to fit into existing family amusement centers such as go-cart tracks, batting cages and miniature golf courses or as a stand-alone facility. Brass Eagle recently began marketing a version of this concept under the Pursuit Park™ name. In addition, Brass Eagle believes that a significant number of field operators are upgrading their facilities to cater to the growing number of beginner and recreational players. Many operators are constructing "scenario fields" where mock battlefields, forts, and other props are utilized to provide a fun, exciting, fantasy-like experience.

Brass Eagle, in conjunction with its partners, is in the process of developing Challenge Park Xtreme, an extreme sports and entertainment complex that includes numerous paintball fields, a BMX track, an in-line skating rink, skateboarding ramps, mountain biking trails and climbing walls. It is located on 154 acres on the Des Plaines River in Joliet, Illinois. Challenge Park Xtreme is scheduled to open in September 2000.

Sales by Geographic Area

Brass Eagle sells paintball markers, paintballs, and accessories through major domestic and international retailers and paintball specialty stores. The following summarizes the geographic distribution of Brass Eagle's sales.

	(Dollars In Thousands)
	December 31,
	1999	1998	1997
Revenues
United States	$65,371	$73,327	$34,242
Other geographic areas	2,859	1,822	1,897

Products

Brass Eagle offers a full line of paintball products, including paintball markers, paintballs, and accessories at various price points.

Paintball Markers.  Brass Eagle designs and manufactures a full line of paintball markers with a variety of performance characteristics. There are three primary classifications of paintball markers: pump action, semi-automatic and ultra high performance paintball markers. Pump action markers such as the Brass Eagle's Talon model are direct descendents of the original "splotch marker" used to mark cattle and trees before the advent of the sport of paintball. These paintball markers use 12 gram CO2 jets, are actuated using a pump action, and usually have a small paintball capacity. Continuous air pump action paintball markers, such as the Tigershark model, differ from a 12 gram paintball marker in that they use a refillable cylinder as a power source and a hopper to feed multiple paintballs into the chamber. Brass Eagle introduced four new pump action markers during the last half of 1999. These were the Tigershark Crystal, Talon Ghost, the Blade and the Saber. The Blade and the Saber are two new models in Brass Eagle's all new Next Generation series. While a pump action marker needs to be cocked before each shot, a semi-automatic paintball marker needs to be cocked only once before expelling the first shot. Thereafter, it expels automatically after each trigger pull. Most organized paintball tournaments are played exclusively with semi-automatic paintball markers. Brass Eagle currently offers four semi-automatic paintball markers: the Stingray II, the Raptor Xtreme, the Raptor Silver Eagle, and the Rainmaker. Additionally, Brass Eagle plans to introduce an all new semi-automatic paintball marker in the Next Generation Series called the Samurai in 2000.

Paintballs.  Paintballs are made of a gelatinous material, the paint is non-toxic, biodegradable and washable. Paintballs are manufactured using an encapsulation process requiring special equipment and certain technical knowledge. Brass Eagle sells its paintballs in multiple colors in packages ranging in size from 200 to 2,500 balls. Brass Eagle commenced manufacturing paintballs during the year and began producing 100% of its paintball requirements in the fourth quarter of 1999.

Accessory Products.  Brass Eagle markets a broad product line of paintball accessories complementary to its paintball markers and paintballs. These accessory products include facemasks, paintball hoppers, cleaning squeegees, and refillable CO2 tanks. Facemasks, a requirement for safe paintball play, are a primary component of the Brass Eagle's accessory product line. The facemasks are designed to provide full face, eye and ear protection.

Brass Eagle has entered into a strategic alliance with a producer of facemasks, Leader Industries of Montreal, Quebec, Canada, pursuant to which Brass Eagle has agreed to serve as Leader's exclusive worldwide distributor of facemasks (except in Canada, where Leader sells its products). The agreement contains certain provisions, which prohibit Brass Eagle from selling any competing products within its distribution territory during the term of the agreement. The agreement extends through August 31, 2002, but may be terminated by either party on three months notice. Despite this contractual arrangement, there can be no assurance that this supplier will continue to be able to supply sufficient quantities of its products in order to meet Brass Eagle's current needs or to support any growth in sales. Brass Eagle's success will depend, in part, on its ability to maintain relationships with its current suppliers or to locate new or additional suppliers and on the ability of these suppliers to satisfy its product requirements. Failure of a key supplier to meet their product needs on a timely basis or loss of a key supplier could have a material adverse effect on Brass Eagle and its prospects.

Sales and Distribution

Brass Eagle's sales and distribution strategy is unique in the paintball industry. Unlike its competitors, Brass Eagle makes its products readily available to mainstream consumers through mass merchandisers, major sporting goods retailers, and specialty retailers.

To facilitate its sales and distribution strategy, Brass Eagle maintains a sales and marketing staff, including senior management and in-house sales and marketing personnel, and retains eight independent manufacturers sales representative organizations to service the United States market. The sales representatives generally offer various lines of sporting goods and have established relationships with retailers in Brass Eagle's targeted distribution channels. These sales representatives operate under standard contracts in defined geographic territories and are contractually prohibited from selling competitors' paintball products.

Growth Strategies

Brass Eagle has developed the following growth strategies to capitalize on its strong brand name, successful products, and operating capabilities:

  Expand Penetration of New and Existing Markets. Brass Eagle's sales and marketing programs are aimed at increasing its presence in its existing markets and expanding into new markets. Brass Eagle believes significant opportunities exist for increased market penetration into mass merchandisers and sporting goods specialty stores. In addition, Brass Eagle expects to increase sales to wholesale distributors, which supply their products to other specialty retailers and international markets. Brass Eagle also believes that an expansion of product presence in existing outlets will also extend its market leadership. Brass Eagle also has a direct sales marketing group to reach consumers with unique, branded accessories and apparel. Brass Eagle's amusement sales group is aggressively pursuing new markets such as family entertainment centers using product concepts such as Pursuit Park™ playing fields.

  Increase Participation in the Sport of Paintball. Based on market data compiled in part by Brass Eagle and management's knowledge of the industry, Brass Eagle believes that its increased marketing efforts and heightened media exposure are helping to promote and grow the sport of paintball. Through high visibility promotional campaigns, such as the Company's "Ballin' on the Beach at Spring Break '99" in Panama City Beach, Florida, and national network cable television commercial spots on ESPN, ESPN2, MTV and other televised programs, paintball is being introduced to a broader group of potential participants. Brass Eagle is involved in numerous paintball events and promotions and currently supports the National Professional Paintball League. In addition, Brass Eagle has been featured and advertises in paintball-related publications. Brass Eagle currently is marketing a modular field concept under the Pursuit Park™ name through an exclusive distributor in the amusement industry specializing in family entertainment centers. High-speed modular games such as those available in a Pursuit Park™ provide the beginner, recreational and competition level participant with convenient access to playing fields and the opportunity to participate in an exciting new paintball activity. The modular field concept has been widely accepted in the competition segment with the inclusion of Pursuit Park™ in the 1999 World Paintball Championships in Kissimmee, Florida. Brass Eagle believes that the Pursuit Park™ product will continue to be an important part of bringing the sport to people of all skill levels.

  Increase International Sales of Paintball Products. Brass Eagle believes that international markets for paintball products and accessories present opportunities for growth and is focusing on expanding retail distribution, especially in the Canadian and European markets.

  Increase Product Sales Through Step-By-Step Price Segmentation. Brass Eagle offers eight paintball markers to consumers at price points from $35 for beginner products to $450 for recreational and tournament level products. In 1999 introduced new players kits and a host of accessories, which will satisfy the demands of multi-level paintball participants.

Brass Eagle believes that by offering products spanning a wide range of price points it is able to meet the needs of new paintball consumers, as well as recreation and competition players as they move to more sophisticated products. Brass Eagle intends to continue to focus on product development to ensure that they are able to offer high quality paintball products at step-by-step price points.
  Evaluate Strategic Acquisitions and Alliances. Brass Eagle completed the acquisitions of two businesses in 1999. Brass Eagle may, when and if the opportunity arises, acquire other businesses involved in activities or having product lines that are compatible with those of Brass Eagle.

Brass Eagle purchased certain assets of C. M. Support, Inc. of Dallas, Texas for $5 million in cash. C. M. Support, Inc. was the leading manufacturer and marketer of feeder loaders, tube loaders and accessories used in the paintball industry sold under the highly recognized ViewLoader™ trademark. The C. M. Support, Inc. product line, regarded as first quality in the industry, included the VL 200 standard loaders, the VL 104 Attitubes, the VL Revolution electronic agitator loaders, the VL squeegees, the VL hopper elbows and the VL barrel plugs. The acquisition resulted in increased market share of accessories, improved margins, expanded retail product offerings and further penetration into the traditional paintball market. The acquisition was accretive to earnings in 1999.

Brass Eagle also signed a definitive agreement to develop Challenge Park Xtreme, an extreme sports and entertainment complex that will include numerous paintball fields, a BMX track, an in-line skating rink, skateboarding ramps, mountain biking trails and climbing walls. Located on 154 acres on the Des Plaines River in Joliet, Illinois, Challenge Park Xtreme is scheduled to open in September 2000. Under the terms of the agreement, Brass Eagle will own the majority of a newly formed limited liability company through its subsidiary, Brass Eagle Challenge Park, Inc. Challenge Park Xtreme is expected to be accretive to earnings beginning in fiscal 2001.
  Widely Recognized Brand Name and Distinctive Products. Brass Eagle promotes its brand name and image through focused marketing programs and creative advertising in a variety of U.S. and international paintball publications and via targeted programming on national cable television. Brass Eagle's brand name and products also receive further promotion through frequent editorial references in paintball and broad based financial and general media publications.

Manufacturing; Strategic Alliances; Backlog

Brass Eagle designs all of its paintball markers and, in cooperation with Leader and certain of its other key suppliers, facemasks and other accessory items. Brass Eagle designs all tooling and dies necessary for the production of paintball markers, and has non-exclusive contracts with a number of suppliers to provide all necessary components using Brass Eagle's tooling and dies.

Brass Eagle works closely with a variety of vendors to meet its production needs, including machine shops, die casters, and injection molders. Although Brass Eagle has established relationships with its principal suppliers and manufacturing sources, it does not have long-term contracts with any vendors other than Leader, nor does it maintain multiple simultaneous relationships with vendors for parts, tooling, supplies, or services critical to its manufacturing processes. Brass Eagle believes that alternative vendors are available if necessary and consequently does not believe that the loss of any of these vendors would have a material adverse effect on Brass Eagle and its prospects. Brass Eagle's contractual relationships with its principal suppliers and manufacturing sources, other than Leader, are pursuant to their standard form purchase agreements. Brass Eagle continually reviews its vendor relationships with regard to cost, delivery, and quality.

Brass Eagle had $1.7 million and $7.7 million in current and future open orders as of February 25, 2000 and 1999, respectively.

Competition

Brass Eagle believes that paintball competes in the highly competitive extreme sports segment of the sports and recreation industry. This segment includes mountain biking, snowboarding, alpine and cross-country snow skiing, water skiing, in-line skating, and skateboarding. Brass Eagle believes that it competes primarily on the basis of price and product performance. There can be no assurance, however, that any number of new competitors, some of which may have significantly greater financial and organizational resources than Brass Eagle, will not emerge in the future as the market for paintball products develops further, or that the present competitors of Brass Eagle will not be able to compete more successfully in the future.

In order for Brass Eagle to maintain or grow its market share and profitability, it must continue to develop the market for paintball while competing successfully with others in the extreme sports segment of the sports and recreation industries, as well as with other current and potential paintball product manufacturers.

Intellectual Property

Brass Eagle currently holds patents in the United States and Canada on most of its paintball markers and has a patent in the United States on the new Rainmaker™ paintball marker. In addition, Brass Eagle acquired four patents as part of its acquisition of the assets of CM Support, Inc. These patents are mainly related to loaders used to feed paintballs into the marker. There can be no assurance that current or future patent protection will prevent competitors from offering competing products, that any issued patents will be upheld, or that patent protection will be granted in any or all of the countries in which applications are currently pending or granted on the breadth of the description of the invention. Brass Eagle also has trademark registrations for its name and the name of many of its products in the United States and both registrations and applications in Canada. Although Brass Eagle believes that patents are useful in maintaining their competitive position, it considers other factors, such as their brand name, ability to design innovative products, technical and marketing expertise, and customer service to be its primary competitive advantages.

Due to considerations relating to, among other things, cost, delay, or adverse publicity, there can be no assurance that Brass Eagle will elect to enforce its intellectual property rights. Brass Eagle is not currently a party to any material intellectual property litigation.

Brass Eagle's competitors have also obtained and may continue to obtain patents on certain features of their products, which may prevent or discourage Brass Eagle from offering such features on its products, this, in turn, could result in a competitive disadvantage to Brass Eagle.

Environmental Matters

Brass Eagle is subject to federal, state, and local laws, regulations, and ordinances that (1) govern activities or operations that may have adverse environmental effects (such as emissions to air, discharges to water, and the generation, handling, storage, transportation, treatment, and disposal of solid and hazardous wastes) or (2) impose liability for cleaning up or remediating contaminated property (or the cost thereof), including damages from spills, disposals, or other releases of hazardous substances or wastes in certain circumstances without regard to fault. Brass Eagle's manufacturing operations routinely involve the handling of small amounts of chemicals and wastes, some of which are or may be regulated as hazardous substances. Brass Eagle has not incurred, and does not expect to incur, any significant expenditures or liabilities for environmental matters. As a result, Brass Eagle believes that its environmental obligations will not have a material adverse effect on its operations or financial position.

Government Regulation

Paintball products are within the jurisdiction of the United States Consumer Products Safety Commission and other federal, state, and foreign regulatory bodies. Under CPSC regulations, a manufacturer of consumer goods is obligated to notify the CPSC if, among other things, the manufacturer becomes aware that one of its products has a defect that could create a substantial risk of injury. If the manufacturer has not already undertaken to do so, the CPSC may require a manufacturer to recall a product, which may involve product repair, replacement, or refund. Brass Eagle is not currently aware of any CPSC activity that is likely to result in the recall of a Brass Eagle product.

Brass Eagle did undertake a voluntary recall of the Xtreme Vision 280 Paintball Mask manufactured by Leader in April 1998, due to several incidents of cracked lens. Brass Eagle believes the problem has been corrected and that this product meets all ASTM standards. Leader has paid all costs of the recall.

Brass Eagle understands that certain local and foreign jurisdictions have legislation that prohibits retailers from selling certain product categories that are or may be sufficiently broad to include paintball markers. Although Brass Eagle is not aware of any state or federal initiatives to enact comparable legislation, there can be no assurance that such legislation will not be enacted in the future.

The American Society for Testing and Materials, a non-governmental self-regulating association, has been active in developing voluntary standards regarding paintball fields, paintball face protection, and paintball markers. Brass Eagle representatives are active on the relevant ASTM subcommittees and in developing the relevant safety standards. Brass Eagle does not believe that any current or pending ASTM standards will have a material adverse effect on Brass Eagle's cost of doing business.

Adverse publicity relating to the sport of paintball, or publicity associated with actions by the CPSC or others expressing concern about the safety or function of Brass Eagle's products or its competitor's products (whether or not such publicity is associated with a claim against Brass Eagle or results in any action by Brass Eagle or the CPSC) could have a material adverse effect on Brass Eagle's reputation, brand image, or markets, any of which could have a material adverse effect on Brass Eagle or its prospects.

Employees

As of December 31, 1999, Brass Eagle employed approximately 230 full-time employees. In addition, Brass Eagle utilizes additional temporary personnel in its assembly operations to meet production demand when necessary. Brass Eagle is not a party to any labor agreements and none of its employees are represented by a labor union. Brass Eagle considers its relationship with its employees to be excellent.

ITEM 2:  PROPERTIES

The following table sets forth certain information as of December 31, 1999 relating to Brass Eagles' principal properties:

	PURPOSE /	APPROXIMATE	OWNED OR
LOCATION	PRODUCTS	SIZE (SQ. FT.)	LEASED
Bentonville, Arkansas	Sales & Administrative Office	14,040	Owned
Granby, Missouri	Manufacturing Facility - Markers	32,000	Leased
Neosho, Missouri	Distribution Center	57,365	Leased
Neosho, Missouri	Manufacturing Facility - Paintballs	31,000	Leased
Neosho, Missouri	Returns Center	9,000	Leased
West Point, Mississippi	Retail Store	3,900	Leased

Brass Eagle has lease renewal options on the distribution facility and the paintball manufacturing facility in Neosho, Missouri. There is an option to buy the marker manufacturing facility in Granby, Missouri at the estimated fair market value. Brass Eagle closed the retail store in West Point, Mississippi on January 4, 2000.

Brass Eagle believes that its facilities are suitable for their present and intended purposes and adequate for their current and expected levels of operations.

ITEM 3:  LEGAL PROCEEDINGS

Due to the occasional misuse of paintball products, Brass Eagle is a defendant in product liability lawsuits from time to time. At this time, there are 7 product liability lawsuits pending against Brass Eagle. To date, all claims and lawsuits against Brass Eagle either have been, or are expected to be, resolved without any material or adverse effect on Brass Eagle or its prospects.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE AND SECURITY HOLDERS

No matter was submitted to a vote of stockholders during the fourth quarter of 1999.

EXECUTIVE OFFICERS OF THE COMPANY

E. Lynn Scott	45

Mr. Scott has been President and Chief Executive Officer of Brass Eagle since its inception in September 1997. Mr. Scott was responsible for developing Daisy's Paintball operations through its Brass Eagle division and served as President of the division since November 1996. Prior to that, he served as Vice President, Sales and Marketing of Daisy from June 1989 to April 1997. Before joining Daisy, Mr. Scott served as VP, Sales and Marketing at Skeeter Products and Crosman, both divisions of the Coleman Company that specialize in sporting goods.

J. R. Brian Hanna	47

Mr. Hanna has been Vice President - Finance, Chief Financial Officer and Treasurer of Brass Eagle since December 1997. Prior to that, he was employed at GSW Pumps for 14 years where he served as Vice President Finance - Chief Financial Officer from 1991 to November 1997; Director of Marketing from 1988 to 1991; Treasurer from 1986 to 1988; Manager of Internal Audit from 1983 to 1986.

Mark A. Skrocki	40

Mr. Skrocki joined Brass Eagle in August 1999 as Sr. Vice President - Sales. Mr. Skrocki brings extensive experience in sales and marketing management in the sporting goods industry. He came to Brass Eagle from Silstar Corp. of America, Inc. where he was Director of Sales and Marketing, and later Vice President of Sales and Marketing. He was with Silstar, a manufacturer and distributor of fishing rods and reels, from 1989 to July 1999. Prior to that, Mr. Skrocki was with Tasco Sales, Inc., an optics company that serves the sporting goods industry, from 1987 to 1989. Prior to Tasco, he served in several management functions at Shakespeare Company, a fishing industry manufacturer, from 1983 to 1987.

Charles Prudhomme	48

Mr. Prudhomme has been Vice President of Marketing and Business Development of Brass Eagle since its inception in September 1997. Prior to that, he served as Vice President of Business Development and Director of Marketing of Daisy from April 1996 and as a consultant at Daisy from August 1994 until March 1996. Before joining Daisy, Mr. Prudhomme served as a principal in the Coronado Group, a management consulting firm from March 1993 to March 1996; and Vice President of Joey Reiman Advertising Agency, an advertising firm, from December 1991 to February 1993.

Steven R. DeMent	42

Mr. DeMent has been Vice President of Operations of Brass Eagle since its inception in September 1997. Prior to that, he served as Director of Operations of Daisy from September 1995 to August 1997. Before joining Daisy, he served as President of New Way Tours, a charter bus and transportation service, from May 1994 to September 1995; Vice President of Operations for Competec International Ltd., a maker of custom plastics from April 1993 to May 1994; and as Plant Manager for Key Tronic Corporation, a maker of computer key boards, from 1988 to 1993.

Steven R. Cherry	43

Mr. Cherry has been Vice President, Brand Development of Brass Eagle since its inception in September 1997. Prior to that, he served as Director of Product Development of Daisy from May 1995 to August 1997. Mr. Cherry served as a liaison between Daisy's paintball sales and manufacturing groups. He served with Daisy as Product Manager from October 1990 to May 1995; as Manufacturing Engineering Manager from June 1988 to October 1990; and Chief Industrial Engineer from June 1986 to June 1988.

Daniel L. Obergfell	39

Mr. Obergfell has been Vice President of Sales of Brass Eagle since its inception in September 1997. Prior to that, he served as Sales Manager of the Brass Eagle division of Daisy from June 1997 to August 1997. Before joining Daisy, he served as National Account Sales Manager for DeVilbiss Air Power Company, a manufacturer of retail power equipment, from June 1996 to March 1997; and as National Account Sales Manager for the WD-40 Company, a multi-purpose lubricant manufacturer, from November 1988 to May 1996.

John D. Flynn	50

Mr. Flynn has been Vice President - General Counsel & Secretary of Brass Eagle since June 1998. Prior to that, he served as Vice President General Counsel & Secretary at Daisy Manufacturing from November 1996 to June 1998. Prior to Daisy, Mr. Flynn was a Senior Attorney with Cleveland - Cliffs Inc., an iron ore mining firm, from 1985 - 1996.

PART II

ITEM 5:  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Brass Eagle's Common Stock trades on The Nasdaq Stock Market under the symbol "XTRM". The following table sets forth the high and low recorded sale prices of the Common Stock during the periods indicated as reported by Nasdaq:

	1999		1998
	High	Low	High	Low
First Qtr.	18.125	15.375	16.875	12.250
Second Qtr.	26.500	17.250	18.250	14.250
Third Qtr.	19.000	12.000	16.250	9.000
Fourth Qtr.	13.375	4.125	16.375	9.875

Shareholders

On February 29, 2000, there were 7,135,131 shares of the Company's stock outstanding which was held by approximately 1,100 record and street name holders.

Cash Dividends

Brass Eagle has not paid any dividends during the years-ended December 31, 1999 and 1998, nor does it expect to pay a cash dividend in the foreseeable future.

ITEM 6:  SELECTED FINANCIAL DATA

The following table presents selected historical financial data of Brass Eagle. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical financial statements and notes hereto included herein.

	Year Ended December 31,
	(Dollars in thousands except per share data.)
	1999	1998	1997	1996	1995
Statement of Operations Data:
Net Sales	$ 68,230	$ 75,149	$ 36,139	$ 13,838	$ 4,319
Operating Income	12,680	13,090	6,062	1,744	89
Net Income	8,185	8,195	3,636	882	1
Diluted Earnings Per Share	1.07	1.07	0.64	0.16

Balance Sheet Data (at period end):
Total Assets	$ 48,445	$ 41,430	$ 36,229	$ 9,269	$ 6,288
Long Term Debt, Less Current Maturities	0	0	0	1,892	3,043

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the "Selected Financial Data" and the Financial Statements and the related notes thereto, which are included elsewhere in this report.

General

Based on market data compiled in part by Brass Eagle and management's knowledge of the industry, Brass Eagle believes that it is a worldwide leader in the design, manufacture, marketing and distribution of paintball products. Brass Eagle's sales have grown rapidly, from $13.8 million in 1996, to $36.1 million in 1997 and to $75.1 million 1998 and then went down to $68.2 million in 1999. Based on this market `data and industry knowledge, Brass Eagle believes that its growth has been due to demand from consumers through mass merchandisers and major sporting goods retailers for Brass Eagle's products. Brass Eagle believes there are opportunities for growth to continue to exist worldwide and intends to increase market awareness both nationally and internationally. Although growth opportunities remain, there can be no assurance that growth will occur.

Brass Eagle's gross profits have increased from $4.2 million in 1996 to $26.1 million in 1999. Brass Eagle's gross profit percentages have increased because of increased absorption of manufacturing overhead, purchasing efficiencies and the commencement of paintball manufacturing.

For the eleven-month period ended November 25, 1997, Brass Eagle shared operational and administrative facilities with Daisy. As a result, manufacturing, selling, and administrative expenses had to be allocated between Daisy and Brass Eagle. Allocations were based on various activities including quantity of inventory produced, quantity of inventory received, number of shipments, headcount, and estimates of time spent on Brass Eagle. Sales, returns, material cost, and direct labor costs were not allocated because they could be specifically identified to Brass Eagle. Management made estimates and assumptions in preparing financial statements that affected the amounts reported therein and the disclosures provided. Brass Eagle believes all allocations made were reasonable and that any errors in the historical allocations would not have a material adverse effect on the financial statements. No costs were allocated subsequent to the reorganization. For the year ended December 31, 1998, Daisy provided some fee based administrative services for Brass Eagle. These administrative service agreements expired December 31, 1998, and were not renewed.

Results of Operations

The following table sets forth operations data as a percentage of sales for the periods indicated.

	1999	1998	1997
Sales	100.0%	100.0%	100.0%
Cost of Sales	61.7%	65.5%	68.6%
Gross Profit	38.3%	34.5%	31.4%
Operating Expenses	19.7%	17.1%	14.6%
Operating Income	18.6%	17.4%	16.8%
Net Income	12.0%	10.9%	10.1%

Year Ended December 31, 1999, Compared To Year Ended December 31, 1998.

Sales. Sales decreased by 9.2% to $68.2 million in 1999 compared to $75.1 million in 1998. The decrease in sales was primarily due to a shift in the timing of product expansion at certain retailers.

Domestic sales decreased by 10.8% to $65.4 million (or 95.9% of sales) in 1999 from $73.3 million (or 97.6% of sales) in 1998. International sales increased by 55.6% to $2.8 million (or 4.1% of sales) in 1999 from $1.8 million (or 2.4% of sales) in 1998. The increase in international sales is due to increased sales of paintball markers, paintballs and accessories primarily to Canadian customers.

Gross Profit. Gross profit as a percentage of net sales increased to 38.3% in 1999 compared to 34.5% in 1998. This increase was primarily due to increased purchasing efficiencies, and the commencement of paintball manufacturing. Gross profit was also favorably impacted by incorporating the production of the ViewLoader™ products into Brass Eagle's operations. In addition, cost of sales for 1998 included $667,000 in start-up costs associated with Brass Eagle's new paintball manufacturing facility that commenced production in the fourth quarter of 1998.

Operating Expenses. Operating expenses increased by 4.7% to $13.4 million in 1999 compared to $12.8 million in 1998. This increase from 17.1% of sales to 19.7% of sales was a result of additional promotional expenses, additional amortization associated with acquiring certain assets from C. M. Support in January 1999, increased costs of product development and increased advertising. These increases were offset by reductions in incentive compensation, outside services and provisions for bad debt .

Operating Income. Operating income decreased by 3.1% to $12.7 million in 1999 compared to $13.1 million in 1998. The decrease was primarily due to unit sales volume and increased operating expenses. Operating income as a percentage of sales was 18.6% in 1999 compared to 17.4% in 1998. This increase as a percentage of sales was due to increased gross profit margins.

Interest. Brass Eagle recorded net interest income of $190,000 for 1999 compared to net interest income of $338,000 in 1998. The change was primarily due to a reduction of cash in short term investments associated with funds expended to build and equip Brass Eagle's new paintball facility completed during 1998 and the acquisition of certain assets from C. M. Support in January, 1999.

Income Tax Rate. Brass Eagle's effective federal and state income tax rate was 36.4% for 1999 and 39.0% for 1998. The decrease in the income tax rate is due to Brass Eagle qualifying for certain Missouri enterprise zone tax credits.

Year Ended December 31, 1998, Compared To Year Ended December 31, 1997

Sales. Sales increased by 108.0% to $75.1 million in 1998 compared to $36.1 million in 1997. The increase in sales was due to the increased popularity of paintball play, increased domestic distribution to mass merchandisers and increased unit volume of all products.

Domestic sales increased by 114.3% to $73.3 million (or 97.6% of sales) in 1998 from $34.2 million (or 94.7% of sales) in 1997. International sales decreased by 5.3% to $1.8 million (or 2.4% of sales) in 1998 from $1.9 million (or 5.3% of sales) in 1997. The decrease in international sales was due to Brass Eagle discontinuing its sales relationship with an UK based supplier of paintball markers, paintballs and accessories.

Gross Profit. Gross profit as a percentage of net sales increased to 34.5% in 1998 compared to 31.4% in 1997. The increase was primarily due to increased absorption of fixed overhead and manufacturing spending efficiencies. In addition, cost of sales for 1998 included $667,000 in start-up costs associated with Brass Eagle's new paintball manufacturing facility that commenced production in the fourth quarter of 1998.

Operating Expenses. Operating expenses increased by 141.5% to $12.8 million in 1998 compared to $5.3 million in 1997. This increase from 14.6% of sales to 17.1% of sales was a result of additional compensation related to increased staffing and related benefits. In addition, Brass Eagle had increased advertising and promotional expenses, additional distribution costs, increased costs of product development and an additional allowance for doubtful accounts.

Operating Income. Operating income increased by 114.8% to $13.1 million in 1998 compared to $6.1 million in 1997. The increase was primarily due to higher unit sales volume and improved gross profit percentages. Operating income as a percentage of sales was 17.4% in 1998 compared to 16.8% in 1997. This increase as a percentage of sales was due to increased operating expenses.

Interest. Brass Eagle recorded net interest income of $338,000 for 1998 compared to net interest expenses of $169,000 in 1997. The change was due to investment income from the net proceeds of the Initial Public Offering and interest earned on cash and cash equivalents versus interest expenses on outstanding borrowings in 1997.

Income Tax Rate. Brass Eagle's effective federal and state income tax rate was 39% for 1998 and 38.3% for 1997.

Liquidity and Capital Resources.

At December 31, 1999 Brass Eagle had working capital of $26.7 million and at December 31, 1998 had working capital of $26.6 million. Brass Eagle had in place a $10.0 million line of credit with Bank of America as of December 31, 1999. On February 15, 2000 Brass Eagle entered into a commitment for a Senior Secured Credit Facility for $40.0 million, subject to negotiation and execution of the definitive documentation.

Brass Eagle believes that funds generated from operations, together with borrowings under the credit facility, will be adequate to meet its anticipated cash requirements for at least the next 18 months. Brass Eagle may, when and if the opportunity arises, acquire other businesses involved in activities or having product lines that are compatible with those of Brass Eagle or pursue vertical integration of production capabilities for one or more of Brass Eagle products which are currently purchased from third parties. The capital expenditures that would be associated with any such activities that may occur in the future would be funded with available cash and cash equivalents, borrowings from the credit facility, working capital, or a combination of such sources.

In January of 1999, Brass Eagle acquired certain assets of CM Support, Inc. of Dallas, Texas for $5.0 million in cash. The assets acquired were patents, trademarks, fixed assets and inventory. In addition, Brass Eagle plans 2000 capital expenditures of approximately $6.1 million for the expansion and improvement of manufacturing capacity and the construction of Challenge Park.

Net cash provided by operating activities for 1999 was $6.3 million, which consisted primarily of net income of $8.2 million, depreciation and amortization expense of $1.5 million, an increase in "Due From Affiliate" of $193,000, a decrease in accounts payable and accrued expenses and prepaid expense of $1.5 million, a net decrease in accounts receivable of $1.4 million, an increase in inventory of $3.6 million, and a decrease in deferred taxes of $550,000. Net cash provided by operating activities for 1998 was $2.5 million, which consisted primarily of net income of $8.2 million, depreciation and amortization expense of $1.5 million, a decrease in

"Due from Affiliate" of $1.8 million, an increase in accounts payable and accrued expenses and prepaid expense of $502,000, less net increases in accounts receivable of $6.6 million, an increase in inventory of $2.0 million, and an increase in deferred taxes of $916,000.

Net cash used in investing activities in 1999 was $9.5 million. This is due to the acquisition of C. M. Support, Inc. of $5 million and the purchase of property and equipment of $4.5 million. Net cash provided by investing activities in 1998 was $7.3 million. This resulted from net proceeds on sales of securities available-for-sale of $12.7 million reduced by the purchase of property and equipment of $5.3 million.

The proceeds from the sale of available-for-sale securities were used to fund the increase in inventory, receivables and the new paintball facility.

During 1999, Brass Eagle purchased a new office building including furniture and fixtures for $1.3 million. Brass Eagle spent approximately $1.1 million for tooling costs for two new markers. The majority of the property and equipment purchases for 1998 related to the addition of a paintball manufacturing facility that commenced production in the fourth quarter of 1998. Brass Eagle spent $3.8 million for the new facility. Total start-up charges of $667,000 related to the new paintball facility were included in cost of sales for 1998.

Net cash used in financing activities was $484,000 for 1999 and was due to the purchase of treasury stock of $543,000 and offset by the issuance of common stock of $59,000. Net cash used in financing activities was $3.5 million for 1998, which consisted of $698,000 in long-term debt reduction, a distribution of $2.7 million to Daisy and the proceeds from the issuance of shares upon exercise of stock options less shares forfeited for taxes of $103,000.

New Accounting Pronouncements

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ('FAS No. 133'), 'Accounting for Derivative Instrument and Hedging Activities'. FAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. FAS 133 was originally scheduled to be effective in the third quarter of 1999. During 1999 the FASB delayed adoption of FAS 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. The adoption of FAS No. 133 is not expected to have a material impact on the financial position or results of operations of Brass Eagle.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Brass Eagle is exposed to market risk from changes in interest rates. Brass Eagle does not use financial instruments for trading or other speculative purposes and is not a party to any leveraged financial instruments.

A discussion of Brass Eagle's accounting policies for financial instruments is included in Note 1 (Summary of Significant Accounting Policies) of Notes to Consolidated Financial Statements included herein.

ITEM 8:  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT AUDITORS

Board of Directors
Brass Eagle Inc.
Bentonville, Arkansas

We have audited the accompanying consolidated balance sheets of Brass Eagle Inc. (Brass Eagle) as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Brass Eagle Inc. as of December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                                               Crowe, Chizek and Company LLP

Oak Brook, Illinois

January 28, 2000, except for Note 4,
as to which the date is February 15, 2000.

CONSOLIDATED BALANCE SHEETS
(In thousands except per share data)
December 31, 1999 and 1998

	1999	1998
ASSETS

Current assets
Cash	$ 3,185	$ 6,836
Accounts receivable - less allowance for doubtful accounts of	16,888	18,271
$357 in 1999 and $479 in 1998
Due from affiliate	420	227
Inventories	9,224	5,607
Prepaid expenses and other current assets	1,831	1,359
Deferred income taxes	1,040	1,243
Total current assets	32,588	33,543

Property, plant and equipment, net	9,239	5,337

Other assets:
Intangible assets, net	6,618	2,550
	$ 48,445	$ 41,430
	=======	=======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$ 3,139	$ 2,772
Accrued expenses	2,739	4,171
Total current liabilities	5,878	6,943

Deferred income taxes	560	213

Stockholders' equity:
Common stock, $01 par value; 10,000,000 shares authorized, 7,249,087 issued and 7,129,387 outstanding in 1999 7,241,951 issued and outstanding in 1998	72	72
Additional paid-in capital	25,758	25,667
Retained earnings	16,720	8,535
Treasury stock, 119,700 shares at cost	(543)	0
	42,007	34,274
	$ 48,445	$ 41,430
	========	=======
See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except share data)
Years ended December 31, 1999, 1998, and 1997

	1999	1998	1997
Net sales	$ 68,230	$ 75,149	$ 36,139

Cost of sales	42,119	49,253	24,800

Gross profit	26,111	25,896	11,339

Operating expenses:
Selling & marketing	10,096	8,162	3,385
General & administrative	2,803	4,428	1,686
Amortization expense	532	216	206
	13,431	12,806	5,277

Operating income	12,680	13,090	6,062

Other income / (expense)
Interest income	190	370	51
Interest expense	0	(32)	(220)
	190	338	(169)
Income before income taxes	12,870	13,428	5,893

Provision for income taxes	4,685	5,233	2,257

Net income	$ 8,185	$ 8,195	$ 3,636
	=======	=======	=======

Pro forma basic earnings per share	$ 1.13	$ 1.13	$ 0.69
	=======	=======	=======

Diluted earnings per share	$ 1.07	$ 1.07	$ 0.64
	=======	=======	=======
See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands except share data)
December 31, 1999, 1998 and 1997

	Common Stock		Additional
			Paid-In	Treasury	Retained
	Shares	Amount	Capital	Stock	Earnings	Total
Balance, January 1,1997	0	$ 0	$ 0	$ 0	$ 1,130	$ 1,130
Stock options granted	0	0	298	0	0	298
Reorganization and stock split	4,608,871	46	(46)	0	0	0
Net income for the period
January 1, 1997 through
November 25, 1997	0	0	0	0	3,184	3,184
Distribution of divisional equity	0	0	(298)	0	(4,314)	(4,612)
Issuance of common stock	2,616,250	26	25,677	0	0	25,703
Net income for the period
November, 1997 through
December 31, 1997	0	0	0	0	452	452
Balance, December 31, 1997	7,225,121	72	25,631	0	452	26,155
Stock options exercised	22,331	0	12	0	0	12
Common stock repurchased	(7,345)	0	(4)	0	(112)	(116)
Issuance of common stock	1,844	0	28	0	0	28
Net income	0	0	0	0	8,195	8,195
Balance, December 31, 1998	7,241,951	72	25,667	0	8,535	34,274
Stock options exercised	2,100	0	23	0	0	23
Purchase of treasury shares	(119,700)	0	0	(543)	0	(543)
Issuance of common stock	5,036	0	68	0	0	68
Net income	0	0	0	0	8,185	8,185
Balance, December 31, 1999	7,129,387	$ 72	$ 25,758	$ (543)	$ 16,720	$42,007
	=======	======	=======	======	======	======

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
Years ended December 31, 1999, 1998, and 1997

	1999	1998	1997
Cash flows from operating activities
Net Income	$ 8,185	$ 8,195	$ 3,636
Adjustments to reconcile net income to net cash
from operating activities
Deferred income taxes	550	(916)	(231)
Depreciation and amortization	1,453	1,535	751
Provision for doubtful accounts	98	507	66
Stock compensation expense	32	27	298
Changes in assets and liabilities
Accounts receivable	1,285	(7,091)	(8,652)
Inventories	(3,572)	(2,023)	(2,389)
Prepaid expenses and other assets	(472)	(167)	(358)
Accounts payable and accrued expenses	(1,065)	669	4,712
Due from affiliate	(193)	1,797	0
Net cash from operating activities	6,301	2,533	(2,167)
Cash flows from investing activities
Purchases of property and equipment	(4,468)	(5,322)	(795)
Acquisition of C. M. Support, Inc.	(5,000)	0	0
Net proceeds from sales of securities available-for-sale	0	12,659	0
Purchase of securities available-for-sale	0	0	(12,659)
Net cash from investing activities	(9,468)	7,337	(13,454)
Cash flows from financing activities
Net proceeds from stock offering	0	0	25,703
Distribution to daisy	0	(2,737)	0
Payments on long-term debt	0	(698)	(2,327)
Net proceeds (payments) on intercompany debt	0	0	(5,227)
Exercise of stock options less amount forfeited for taxes	0	(103)	0
Purchase of treasury stock	(543)
Issuance of stock	59
Due from affiliate	0	0	(2,024)
Net cash from financing activities	(484)	(3,538)	16,125
Net change in cash	(3,651)	6,332	504
Cash at beginning of year	6,836	504	0
Cash at the end of year	$ 3,185	$ 6,836	$ 504
	=======	=======	======
See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
December 31, 1999, 1998, and 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies and practices followed by Brass Eagle Inc. (Brass Eagle) are as follows:

Description of Business: Brass Eagle is a leading manufacturer of paintball markers and other paintball products. Brass Eagle sells its products through major domestic and international retailers and paintball specialty stores.

Reorganization: Prior to the initial public offering of common stock in November of 1997, Brass Eagle operated as a division of Daisy Manufacturing Company, Inc. Concurrently with the consummation of the initial public offering of common stock, Brass Eagle effected a corporate reorganization. The reorganization transferred all of the non paintball-related assets, operations, and liabilities to a newly created subsidiary, Daisy Manufacturing Company and then distributed all of the issued and outstanding common stock of New Daisy to Brass Eagle's existing shareholders in a spin-off transaction under Section 355 of the Internal Revenue Code of 1986, as amended. Brass Eagle and New Daisy have indemnified each other from and against all liabilities and obligations arising with respect to the paintball operations and non-paintball operations, respectively prior to the reorganization.

Principals of Consolidation: The consolidated financial statements include the accounts of Brass Eagle, Inc., its wholly-owned subsidiaries and its investments in affiliates that are greater than fifty percent. All significant inter-company accounts and transactions have been eliminated.

Weighted Average Common Shares Outstanding:

As discussed above, Brass Eagle completed a reorganization prior to the initial public offering. Accordingly, the presentation of earnings per common share prior to 1998 is based on the shares outstanding prior to the offering, the weighted average outstanding stock options, and the number of shares to be issued in the offering whose proceeds would be used to pay the divisional equity to Daisy as if all shares had been outstanding during all periods presented.

Revenue Recognition: Brass Eagle recognizes revenue upon shipment of product and accrues for defective returns based on experience.

Cash: Cash includes cash, time deposits, and highly liquid investments with original maturities of 3 months or less.

Inventories: Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Brass Eagle acquired certain inventory in exchange for $271 of trade receivables in the year ended December 31, 1998.

Property and Equipment: Property and equipment are stated at cost. Expenditures for repairs and maintenance are charged to expense as incurred and expenditures for additions and improvements which significantly extend the lives of assets are capitalized. Upon sale or other retirement of depreciable property, the cost and accumulated depreciation are removed from the related accounts and any gain or loss is reflected in operations.

Tools and dies, manufacturing equipment and office equipment are depreciated over the estimated useful life of the assets, ranging from three to twelve years, using the straight-line method. Amortization of leasehold improvements is based on the shorter of the lease term or the useful life, using the straight-line method.

Intangible Assets: Intangible assets, including the Brass Eagle name are stated at amortized cost. Intangible assets are being amortized over the useful life of the assets, primarily 15 years on a straight-line basis. Accumulated amortization was $1,226 and $694 as of December 31 1999 and 1998, respectively. Brass Eagle acquired certain intangible assets in exchange for $100 of trade receivables in the year ended December 31, 1998.

The valuation of intangible assets is reviewed on an ongoing basis by comparing the unamortized cost of the asset to the related projected undiscounted revenue streams. Any impairment is charged to operations in the period determined.

Financial Instruments: The carrying value of accounts receivable and accounts payable approximates fair value because of the short maturity of these items.

Initial Public Offering: On November 26, 1997, Brass Eagle completed its initial public offering of its common stock. In connection with the Offering, Brass Eagle issued 2,275,000 shares of stock and received net proceeds of approximately $22,212 net of underwriting discounts and offering expenses. On December 3, 1997, Brass Eagle sold an additional 341,250 shares which had been reserved for the underwriting over-allotment and received net proceeds of $3,491, net of underwriting discounts.

Advertising Costs: Advertising costs are expensed as incurred. Advertising costs included in selling and marketing expenses were $625, $519 and $99 for the years ended December 31, 1999, 1998 and 1997, respectively.

Income Taxes: The provision for income taxes includes federal and state taxes currently payable and deferred taxes arising from temporary differences between the financial statement and tax basis of assets and liabilities using current tax rates.

Brass Eagle has a tax allocation agreement, which provides for the settlement of certain tax attributes as described in Note 12. The tax allocation agreement also provides that income taxes would be payable on the same basis as if Brass Eagle had filed a separate income tax return for years prior to the spin-off.

Short-Term Investments: Short-term investments are classified as available-for-sale when Brass Eagle may decide to sell those securities for changes in liquidity needs, yield, alternative investments, and other reasons.

Allocations and Use of Estimates: During the year ended December 31, 1997, Brass Eagle shared operational and administrative facilities with Daisy. As a result, certain manufacturing, selling, and administrative expenses had to be allocated between Daisy and Brass Eagle. Allocations were based on various activities including quantity of inventory produced, quantity of inventory received, number of shipments, headcount, and estimates of time spent on Brass Eagle's paintball-related operations. Management believes that these allocations are based on a reasonable method. Sales, returns, material cost, and direct labor cost were not allocated because they could be specifically identified to Brass Eagle.

Management must make estimates and assumptions in preparing financial statements that affect the amounts reported therein and the disclosures provided. These estimates, allocations, and assumptions may change in the future and future results could differ .

NOTE 2 - INVENTORIES

Inventories consist of the following components:

	1999	1998
Finished goods	$ 5,527	$ 3,131
Raw materials	3,697	2,476
Total inventory	$ 9,224	$ 5,607
	========	========

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following major classifications:

	1999	1998
Land	150	0
Buildings	1,033	0
Tools and dies	3,265	1,857
Manufacturing equipment	3,184	2,688
Leasehold improvements	1,499	1,365
Office equipment	1,431	508
	10,562	6,418
Accumulated depreciation	(3,021)	(2,100)
	7,541	4,318
Construction in Progress	1,698	1,019
	$ 9,239 =======	$ 5,337 =======

Depreciation expense was $921, $1,342 and $545 for the years ended December 31, 1999, 1998 and 1997 respectively.

 NOTE 4 - CREDIT FACILITY & LONG-TERM DEBT BORROWINGS

Brass Eagle had a Revolving Credit Agreement with Bank of America providing for up to $10,000 in working capital related loans and up to $250 in standby letters of credit. Loan availability is based on 75% of eligible trade receivables. Interest is calculated at a variable rate based on the Reference Rate (LIBOR) plus 1.25% to 1.55% with the rate dependent on the Funded Debt Ratio. The agreement expires on July 1, 2001. Brass Eagle had no borrowings or letters of credit outstanding as of December 31, 1999.

On February 15, 2000, Brass Eagle entered into a commitment for a Senior Credit Facility for $40 million. Borrowings, if any were to occur under the agreement, would bear interest as designated by Brass Eagle at either the bank's prime rate (adjusted up to prime plus 1.50% based on Brass Eagles' leverage ratio) or LIBOR (plus 1.25% to 2.50 % based on Brass Eagles' leverage ratio).

The agreement includes certain restrictive covenants including maintaining a minimum net worth of $40 million at time of borrowing plus 75% of net income, a leverage ratio of 2.25 through September 30, 2000 and 2.00 thereafter, a fixed charge coverage ratio of 2.25 from March 31, 2001 to December 30, 2001 and 2.50 at December 31, 2001 and beyond, minimum EBITDA of $6 million for the six months ended June 30, 2000, $12 million for the nine months ended September 30, 2000 and $20 million for the period ended December 31, 2000 and limits capital expenditures to $4 million in 2000 and $4.5 million in 2001 and thereafter.

In addition, the agreement provides for an excess cash flow recapture requirement for the first two years of the agreement equal to 50% of the excess cash flow over fixed charges not to exceed $750,000.

Brass Eagle, through Daisy, had a non-interest-bearing promissory note, which was secured by certain assets. The note was paid in full during 1998.

Cash paid during the years ended December 31, 1999, 1998 and 1997 for interest was $0, $62 and $318, respectively.

NOTE 5 - LEASES

Brass Eagle leases its manufacturing and warehousing facilities and certain operating equipment under operating leases, which expire from December 2000 to December 2004. Rent expense approximated $483, $327and $106, for the years ended December 31, 1999, 1998 and 1997 respectively. Total minimum rentals under noncancelable operating leases over future years as of December 31, 1999 are as follows:

2000	$ 350
2001	219
2002	206
2003	113
2004	92
$ 980
======

NOTE 6 - INCOME TAXES

The income tax provision is comprised of the following;

	December 31,
	1999	1998	1997
Current payable	$ 4,135	$ 6,149	$ 2,488
Deferred income taxes	550	(916)	(231)
	$ 4,685	$ 5,233	$ 2,257
	======	======	=======

Income tax expense is reconciled to the tax expense that would result from applying regular statutory rates to pretax income as follows:

	December 31,
	1999	1998	1997
Income taxes at the statutory rate	$ 4,375	$ 4,566	$ 2,004
State taxes, net of federal benefit and state tax credits	310	667	253
	$ 4,685	$ 5,233	$ 2,257
	=======	=======	=======

Deferred tax assets are comprised of the following:

	1999	1998
Deferred tax assets resulting from
Accounts receivable allowance	$ 137	$ 185
Accrued warranty	478	447
Inventory valuation	199	221
Stock options	114	114
Other accruals	226	389
	1,154	1,356
Deferred tax liabilities from depreciation and amortization	(674)	(326)
Net deferred tax asset	$ 480	$ 1,030
	=======	=======

Cash paid during the years ended December 31, 1999, 1998 and 1997 for taxes was $5,435, $6,412 and $0, respectively.

NOTE 7 - EMPLOYEE BENEFIT PLANS

Brass Eagle sponsors an employee savings plan under section 401(k) of the Internal Revenue Code. The plan covers substantially all full-time employees. Employees may elect to contribute to the plan a portion of their eligible pretax compensation up to certain limits as specified in the plan. Brass Eagle also makes annual contributions to the plan. Amounts contributed by Brass Eagle to the plan amounted to $65 and $42 in 1999 and1998 respectively. Prior to 1998, Brass Eagle's eligible employees participated in the Daisy 401(k) plan.

Certain employees of Brass Eagle who were employed by Daisy prior to the reorganization described in Note 1 participate in the Daisy Manufacturing Company, Inc. retirement income plan administered by New Daisy. The plan ceased future benefit accruals as of December 31, 1997. The majority of these employees received lump sum distributions from the plan during 1998. The expense for this plan for the years ended December 31, 1999, 1998 and 1997 was $0, $0 and $43, respectively.

All full-time employees of Brass Eagle are eligible to participate in the Employee Stock Purchase Plan. Under the terms of the plan, employees can elect to have up to 10% of their annual earnings withheld to purchase up to 250 shares of Brass Eagle common stock. The plan purchased 4,183 and 3,040 shares of Brass Eagle common stock for the plan years ended December 31, 1999 and 1998, respectively.

NOTE 8 - DUE FROM AFFILIATE

The due from affiliate represents the net amount resulting from certain transactions between Brass Eagle and New Daisy subsequent to the initial public offering. During 2000, Brass Eagle anticipates no significant intercompany activity with Daisy. The balance at December 31, 1999 included amounts related to tax attributes in accordance with the tax allocation agreement. The balances at December 31, 1998 included cash collected by Daisy on Brass Eagle's behalf, amounts related to tax attributes in accordance with the tax allocation agreement, payments made by Daisy on Brass Eagle's behalf to various vendors, and administrative changes from Daisy.

NOTE 9 - DUE TO AFFILIATE

Brass Eagle's cash collection and cash disbursements were administered by Daisy prior to the initial public offering. The net cash received/(paid) was classified as intercompany receivable/(debt). In addition, assets transferred from Daisy by Brass Eagle were also accounted for through the intercompany debt account. There was no interest expense charged for the use of these funds in 1997. Due to affiliate was $2,737 at December 31, 1997 and was repaid during the year ended December 31, 1998.

NOTE 10 - ACQUISITIONS

On January 4, 1999 Brass Eagle acquired certain assets of C. M. Support, Inc. of Dallas, Texas for $5.0 million in cash. The assets acquired were patents, trademarks, fixed assets and inventory. The acquisition was accounted for as a purchase with approximately $4.6 million allocated to intangible assets and $.4 million allocated to fixed assets and inventory.

NOTE 11 - MAJOR CUSTOMERS

Customers accounting for 10% or more of Brass Eagle's sales for the periods presented are as follows:

	December 31,
	1999	1998	1997
Customer A	56%	63%	28%
Customer B	15%	15%	31%
	71%	78%	59%
	===	===	===

Accounts receivable balances from these customers were approximately $12,299, $15,829 and $9,359 at December 31, 1999, 1998 and 1997 respectively.

NOTE 12 - RELATED PARTY TRANSACTIONS

Purchases: Brass Eagle purchases certain raw material requirements from a company related through common ownership. Purchases from this company were $1,467 for the year ended December 31, 1999. In addition, Brass Eagle paid $653 for tooling to this company for the year ended December 31, 1999. Brass Eagle did not purchase from the related party prior to 1999.

Administrative Services Agreement: Brass Eagle and New Daisy entered into an administrative services agreement effective as of November 24, 1997, which expired December 31, 1998. Pursuant to this agreement, New Daisy provided Brass Eagle with certain legal, administrative, and computer information services for the years ended December 31, 1998 and 1997 which were $182 and $42, respectively.

Tax Allocation Agreement: Brass Eagle and New Daisy entered into a Tax Allocation Agreement effective as of November 24, 1997. The Tax Allocation Agreement provides generally that Brass Eagle and New Daisy shall compute their separate federal and state tax liabilities as if they had always filed separate returns for each taxable period. Brass Eagle and New Daisy have agreed to reimburse each other for any reduction or increase in the tax obligation caused by the use of tax attributes allocable to the other. The significant tax attributes allocable include the gain on the spin-off of New Daisy, including the effects of revoking Daisy's LIFO election as of the beginning of 1997, net operating losses generated by Daisy, and the potential benefits upon future exercises of stock options.

Allocated Cost: Brass Eagle has been allocated costs in the amounts of $4,608 for the year ended December 31, 1997. The costs represent costs associated with advertising, promotions, utilities, insurance, customer service, warehousing, shipping, human resources, information systems, finance, and legal services.

NOTE 13 - GEOGRAPHIC SEGMENTS

Brass Eagle sells paintball markers, paintballs, and accessories through major domestic and international retailers and paintball specialty stores. The following summarizes the geographic segment activity.

	December 31,
	1999	1998	1997
Revenues
United States	$ 65,371	$ 73,327	$ 34,242
Other geographic areas	2,859	1,822	1,897

NOTE 14 - EMPLOYEE STOCK OPTIONS

Brass Eagle applies APB Opinion No. 25 and related interpretations in accounting for its stock options. FASB Statement No. 123, "Accounting for Stock-Based Compensation", (SFAS 123) was issued by the FASB; and if fully adopted, changes the method for recognition of cost on plans similar to those of Brass Eagle. Adoption of SFAS 123 is optional; however, pro forma disclosures as if Brass Eagle adopted the cost recognition requirements under SFAS 123 are presented below.

Brass Eagle has 847,702 options outstanding at December 31, 1999, 582,966 of which are held by Brass Eagle employees. Options totaling 425,475 are outstanding from grants in 1997, 1998 and 1999 under Brass Eagle's 1997 Stock Option Plan. The remaining 422,227 shares were granted under plans established by Daisy prior to the reorganization. The options granted under the Daisy plans were converted to options to purchase Brass Eagle's common stock effective with the reorganization. All of the 422,227 options granted under the Daisy plan are currently vested and are exercisable at $0.56 per share and have a weighted average remaining life of 3 years as of December 31, 1999. Options totaling 242,116 are exercisable by Brass Eagle employees.

The 1997 stock option plan reserved 430,000 shares to be granted to key employees and consultants at the discretion of the Compensation Committee of the Board of Directors. No options may be issued for less than the fair market value at the date of grant. Options granted under the plan are exercisable at such times and at such terms as the Compensation Committee shall determine. All options granted under the plan to date vest equally over a four-year period. The options under this plan expire ten years after the date of grant. There are 425,475 options outstanding under the plan of which 84,626 are exercisable with a weighted average exercise price of $10.93 per share and a weighted average remaining life of 9 years at December 31, 1999.

On November 19, 1999 Brass Eagle revalued options granted in 1999 and 1998 from $15.25 and $15.50 a share to $8.00 a share. No compensation expense was recorded because the modified exercise price equaled or exceeded the fair market value of the options on the revaluation date.

Information regarding the Brass Eagle employees participating in the plans above for the years ended December 31, 1999, 1998 and 1997 restated for the option revaluation is shown below:

		Weighted
	Number	Average
	Of	Exercise
	Shares	Price
		($)
Options outstanding at December 31, 1996	112,829	0.56
Granted prior to the initial public offering	33,497	0.56
Granted	178,870	11.06
Options outstanding at December 31, 1997	325,196	6.34
Granted	21,000	8.00
Other	11,165	0.56
Forfeited	(15,520)	(11.00)
Options outstanding at December 31, 1998	341,841	6.04
Granted	248,225	8.00
Forfeited	(5,000)	8.00
Exercised	(2,100)	11.00
Options outstanding at December 31, 1999	582,966	6.84
	==========	=========

Compensation expense recorded under APB Opinion No. 25 for the years ended December 31, 1999, 1998, and 1997 was $0, $0, and $298, respectively for these plans. No compensation expense was recorded in 1999 or 1998 because the exercise price equaled or exceeded the fair market value of the options on the dates of grant. Compensation expense for the year ended December 31, 1997 was recorded for options granted in August, 1997 under the Daisy plan. The expense was based on the estimated fair value of Brass Eagle including the anticipated consummation of an initial public offering at that time of approximately $9 per share. Brass Eagle determined the fair value of the options based on the anticipated offering price to the public of $11 per share, less the estimated expenses of the offering of approximately $1 per share, and a discount to reflect the lack of marketability of Brass Eagle's stock and risk prior to the potential initial public offering. A deferred tax asset of approximately $114 has also been recognized for the book tax differences associated with these options.

If compensation cost for Brass Eagle's stock option plan had been determined based upon the fair value at the grant date for options awarded in the years ended December 31, 1997 through 1999 under this plan consistent with the methodology prescribed under SFAS 123 including the compensation expense in conjunction with repricing certain 1999 and 1998 options, Brass Eagle's pro forma net income and basic and diluted earnings per share would have differed from amounts reported as follows:

	1999	1998	1997
Net income as reported	$ 8,185	$ 8,195	$ 3,636
Pro forma net income	7,832	8,093	3,262

Basic earnings per share as reported	$ 1.13	$ 1.13	$ 0.69
Pro forma basic earnings per share	1.08	1.12	0.69
Diluted earnings per share as reported	1.07	1.07	0.64
Pro forma diluted earnings per share	1.02	1.06	0.64

The fair value of options was estimated at the date of grant or repricing using the following weighted average assumptions:

	1999	1998	1997
Risk-free interest rate	5.1% and 6.4%	5.60%	5.83%
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	30.00%	30.00%	30.00%
Weighted average expected life	4 years	4 years	4 years

The weighted average fair value of options granted in 1997 prior to the initial public offering was approximately $9 per share. The following assumptions were used to calculate the option values: exercise price $.56, risk-free weighted average rate 5.75%, option term 4 years, dividend yield 0%, and 30% volatility. The weighted average fair value of options granted in the years ended December 31, 1997 through 1999 were $4, $5 and $4 per share, respectively.

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

NOTE 15 - PRO FORMA BASIC AND DILUTED EARNINGS PER SHARE

As discussed in Note 1, Brass Eagle, concurrent with the consummation of the initial public offering, completed a reorganization. Accordingly, the presentation of pro forma basic and diluted earnings per share considers the effects of the reorganization and the 1,777.96-for-1 stock split which occurred on November 24, 1997.

In accordance with the regulations of the Securities and Exchange Commission, Brass Eagle has deleted the presentation of basic earnings per share and included pro forma basic earnings per share for the years ended December 31, 1999, 1998, and 1997. Pro forma basic earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding during the period, plus the weighted average number of shares issued in the initial public offering whose proceeds would have been used to pay the divisional equity to Daisy as if these shares had been outstanding during all periods presented prior to the initial public offering. Diluted earnings per share has been computed by dividing net income by the pro forma basic shares outstanding plus the weighted average outstanding stock options during the periods presented. Certain stock options granted in 1999 and 1998 are anti-dilutive and for purposes of calculating the diluted earnings per share these options have been excluded. These shares may become dilutive in the future.

A reconciliation of the numerators and denominators of the pro forma basic earnings per share and diluted earnings per share for the years ended December 31, 1999, 1998, and 1997 are presented below.

	1999	1998	1997
Pro forma basic earnings per share
Net income available to common stockholder	$ 8,185	$ 8,195	$ 3,636
	=======	=======	=======

Weighted average common shares outstanding	7,246,026	7,239,092	4,860,368
Theoretical shares issued whose proceeds would
have been used to pay divisional equity	0	0	377,926
Pro forma basic weighted average shares outstanding	7,246,026	7,239,092	5,238,294
	=======	=======	=======

Pro forma basic earnings per share	$ 1.13	$ 1.13	$ 0.69
	=======	=======	=======

	1999	1998	1997
Diluted earnings per share
Net income available to common stockholders'	$ 8,185	$ 8,195	$ 3,636
	=======	=======	=======

Pro forma basic weighted average common shares
Outstanding	7,246,026	7,239,092	5,238,294
Add dilutive effect of stock options	424,638	432,853	431,710

Weighted average dilutive common shares outstanding	7,670,664	7,671,945	5,670,004
	=======	=======	=======

Diluted earnings per share	$ 1.07	$ 1.07	$ 0.64
	=======	=======	=======

NOTE 16 - COMMITMENTS AND CONTINGENCIES

Due to the risks associated with the misuse of paintball products, Brass Eagle is a defendant in product liability lawsuits. To date, all claims and lawsuits have been resolved without any material cost or a material adverse effect on Brass Eagle and its prospects. In addition, Brass Eagle does not expect any pending claims to have a material adverse effect when settled.

Brass Eagle has committed to spend approximately $5 million on the construction of Challenge Park Xtreme. In 1999, Brass Eagle spent approximately $393 of the $5 million committed with the balance to be dispersed when the construction is completed.

NOTE 17 - QUARTERLY FINANCIAL DATA (UNAUDITED)
	First	Second	Third	Fourth
Quarter Ended 1999	Qtr.	Qtr.	Qtr.	Qtr.
Net Sales	$ 19,004	$ 17,416	$ 15,141	$ 16,669
Gross Profit	7,396	7,746	6,049	4,920
Operating Income	3,591	4,387	3,114	1,588
Income before Income Taxes	3,656	4,442	3,155	1,617
Net Income	2,230	2,832	1,972	1,151

Earnings Per Share:
Pro forma Basic	0.31	0.39	0.27	0.16
Diluted	0.29	0.37	0.26	0.15

	First	Second	Third	Fourth
Quarter Ended 1998	Qtr.	Qtr.	Qtr.	Qtr.
Net Sales	$ 15,658	$ 19,497	$ 13,527	$ 26,467
Gross Profit	5,405	7,301	4,657	8,533
Operating Income	1,941	4,067	2,029	5,053
Income before Income Taxes	2,082	4,157	2,098	5,091
Net Income	1,285	2,564	1,290	3,056

Earnings Per Share:
Pro forma Basic	0.18	0.35	0.18	0.42
Diluted	0.17	0.33	0.17	0.40

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to general instruction G(3) of the instructions to Form 10-K, information concerning Brass Eagle's executive offices is included under the caption "Executive Officers of Brass Eagle" at the end of Part I of this Report. The remaining information required by this Item appears under the caption "Election of Directors, Nominees" in the 2000 Proxy Statement and under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2000 Proxy Statement, which information is incorporated herein by reference.

ITEM 11:  EXECUTIVE COMPENSATION

The information required by this Item appears under the caption "Compensation of Directors and Executive Officers" in the 2000 Proxy Statement, which information is incorporated herein by reference.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item appears under the caption "Principal Stockholders" in the 2000 Proxy Statement and under the caption "Equity Ownership of Directors and Executive Officers" in the 2000 Proxy Statement, which information is incorporated herein by reference.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item appears under the heading "Certain Transactions" in the 2000 Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed as a part of this Report:

1.  Financial Statements.

              The following financial statements of the registrant are included in Part II of this report:

                  Report of Independent Auditors

                  Consolidated Balance Sheets as of December 31, 1999 and 1998

                  Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997

                  Consolidated Statements of Shareholders Equity for years ended December 31, 1999, 1998 and 1997

                  Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

                  Notes to Consolidated Financial Statements

                  Quarterly Financial Data

2.  Financial Statement Schedules.

Schedule II    Valuation and Qualifying Accounts
(This schedule appears immediately following the signature page.)

3.  Exhibits and Executive Compensation Plans.

The following exhibits are filed with this Report or are incorporated herein by reference to previously filed material.

Exhibit No.

3(i)	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(I) to Form 10-Q for the quarter ended September 30, 1997, in 0-23385)
3(ii)	By-laws (incorporated by reference to Exhibit 3(ii) to Form 10-Q for the quarter ended September 30, 1997, in 0-23385).
10(i)

Assignment, Assumption and Indemnification agreement effective as of November 24, 1997 between Registrant and Daisy Manufacturing company (incorporated by reference to Exhibit 10(i) to Form 10-Q for the quarter ended September 30, 1997, in 0-23385).

10(ii)	Lease Agreement between Granby Apparel, Inc. and Registrant dated December 11, 1995 (incorporated by reference to Exhibit 10(vi) to Registration Statement No. 333-36179).
10(iii)

Amendment to Lease Agreement between Granby Apparel, Inc. and Registrant dated October 7, 1999 (incorporated by reference to Exhibit 10(ii) to Form 10-Q for the quarter ended September 30, 1999, in 0-23385).

10(iv)	Lease Agreement between Ozark Terminal, Inc. and Registrant dated December 9, 1997 (incorporated by reference to Exhibit 10(vii) to Form 10-K for the year ended 12/31/97, in 0-23385)
10(v)

First Amendment to lease Agreement between Ozark Terminal, Inc. and Registrant dated September 14, 1999 (incorporated by reference to Exhibit 10(i) to Form 10-Q for the quarter ended September 30, 1999, in 0-23385).

10(vi)	Lease Agreement between Leroy Locke & Bonnie Locke and Registrant dated August 1, 1998 (incorporated by reference to Exhibit 10(I) to Form 10-Q for the quarter ended September 30, 1998, in 0-23385)
10(vii)	Employment Agreement between E. Lynn Scott and Registrant dated as of September 15, 1997 (incorporated by reference to Exhibit 10(ix) to Registration Statement No. 333-36179).
10(viii)	1997 Stock Option Plan (incorporated by reference to Exhibit 10(iii) to Form 10-Q for the quarter ended September 30, 1997, in 0-23385).
10(ix)	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10(iv) to Form 10-Q for the quarter ended September 30, 1997, in 0-23385).
10(x)

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

10(xii)	Form of continuing Guaranty (incorporated herein by reference to Exhibit 10(xiv) to Registration Statement No. 333-36179).
10(xiii)

Tax Allocation Agreement between Brass Eagle Inc. and Daisy Manufacturing Company dated November 24, 1997 (incorporated by reference to Exhibit 10(vii) to Form 10-Q for the quarter ended September 30, 1997, in 0-23385).

10(xiv)	Change-of-Control Agreement between Brass Eagle Inc. and Steve Cherry effective May 17, 1999 (incorporated by reference to Exhibit 10(i) to Form 10-Q for the quarter ended June 30, 1999, in 0-23385).
10(xv)	Change-of-Control Agreement between Brass Eagle Inc. and Steve DeMent effective May 17, 1999 (incorporated by reference to Exhibit 10(i) to Form 10-Q for the quarter ended June 30, 1999, in 0-23385).
10(xvi)	Change-of-Control Agreement between Brass Eagle Inc. and John D. Flynn effective May 17, 1999 (incorporated by reference to Exhibit 10(i) to Form 10-Q for the quarter ended June 30, 1999, in 0-23385).
10(xvii)

Change-of-Control Agreement between Brass Eagle Inc. and J. R. Brian Hanna effective May 17, 1999 (incorporated by reference to Exhibit 10(i) to Form 10-Q for the quarter ended June 30, 1999, in 0-23385).

10(xviii)

Change-of-Control Agreement between Brass Eagle Inc. and Daniel Obergfell effective May 17, 1999 (incorporated by reference to Exhibit 10(i) to Form 10-Q for the quarter ended June 30, 1999, in 0-23385).

10(xix)

Change-of-Control Agreement between Brass Eagle Inc. and Charles Prudhomme effective May 17, 1999 (incorporated by reference to Exhibit 10(i) to Form 10-Q for the quarter ended June 30, 1999, in 0-23385).

10(xx)

1999 Distributor Agreement between Brass Eagle Inc. and Leader Industries Inc. effective September 1, 1999 (incorporated by reference to Exhibit 10(i) to Form 10-Q for the quarter ended June 30, 1999, in 0-23385).

10(xxi)	Change-of-Control Agreement between Brass Eagle Inc. and Mark Skrocki effective November 9, 1999.
10(xxii)	Operating Agreement of Challenge Park Xtreme, LLC effective November 10, 1999.
11	Statement of Computation of Earnings Per Share
21	Subsidiaries of the Registrant
23	Consent of Independent Auditors
24	Powers of Attorney
27	Financial Data Schedule

Listed below are the executive compensation plans and arrangements currently in effect and which are required to be filed as exhibits to this Report

     -  Employment Agreement between E. Lynn Scott and Brass Eagle, Inc.

     -  1997 Stock Option Plan

     -  Employee Stock Purchase Plan

4.  Reports on Form 8-K

Brass Eagle filed a current report on Form 8-K with the SEC on November 10, 1999, reporting its investment in Challenge Park Xtreme, LLC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRASS EAGLE INC.
(Registrant)

By: /s/ E. Lynn Scott
E. Lynn Scott
President and Chief Executive Officer
Date: March 9, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ E. Lynn Scott	President, Chief Executive Officer, and Director	March 9,2000
E. Lynn Scott	(Principal Executive Officer)

*	Chairman of the Board of Directors	March 9,2000
Marvin W. Griffin

*	Director	March 9,2000
Anthony J. Dowd

*
H. Gregory Wold	Director	March 9,2000

/s/ J. R. Brian Hanna	Vice President - Finance, Chief Financial officer, and Treasurer	March 9,2000
J. R. Brian Hanna	(Principal Financial and Accounting Officer)

*By:

         /s/ J. R. Brian Hanna

         Attorney-in-fact

J. R. Brian Hanna, by signing his name hereto, does sign this document on behalf of each of the persons indicated above pursuant to powers of attorney duly executed by such persons, exhibits filed hereto.

BRASS EAGLE INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
For the Three years in the Period Ended December 31, 1999
(Dollars In Thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
Description	Of Period	Expenses	Accounts	Write Offs	Period
	($)	($)	($)	($)	($)
Allowance for doubtful Accounts:
Year Ended December 31, 1999	479	98	0	220	357
Year Ended December 31, 1998	118	507	0	146	479
Year Ended December 31, 1997	52	66	0	0	118

Warranty Reserve:
Year Ended December 31, 1999	1,167	3,936	0	3,855	1,248
Year Ended December 31, 1998	910	3,342	0	3,085	1,167
Year Ended December 31, 1997	0	1,206	0	296	910

EXHIBIT INDEX

The following exhibits are filed with this Report or are incorporated herein by reference to previously filed material:

Number in Exhibit Table	Exhibit
3(i)	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(i) to Form 10-Q for the quarter ended September 30, 1997, in 0-23385)
3(ii)	By-laws (incorporated by reference to Exhibit 3(ii) to Form 10-Q for the quarter ended September 30, 1997, in 0-23385).
10(i)

Assignment, Assumption and Indemnification agreement effective as of November 24, 1997 between Registrant and Daisy Manufacturing company (incorporated by reference to Exhibit 10(i) to Form 10-Q for the quarter ended September 30, 1997, in 0-23385).

10(ii)	Lease Agreement between Granby Apparel, Inc. and Registrant dated December 11, 1995 (incorporated by reference to Exhibit 10(vi) to Registration Statement No. 333-36179).
10(iii)

Amendment to Lease Agreement between Granby Apparel, Inc. and Registrant dated October 7, 1999 (incorporated by reference to Exhibit 10(ii) to Form 10-Q for the quarter ended September 30, 1999, in 0-23385).

10(iv)	Lease Agreement between Ozark Terminal, Inc. and Registrant dated December 9, 1997 (incorporated by reference to Exhibit 10(vii) to Form 10-K for the year ended 12/31/97, in 0-23385)
10(v)

First Amendment to lease Agreement between Ozark Terminal, Inc. and Registrant dated September 14, 1999 (incorporated by reference to Exhibit 10(i) to Form 10-Q for the quarter ended September 30, 1999, in 0-23385).

10(vi)	Lease Agreement between Leroy Locke & Bonnie Locke and Registrant dated August 1, 1998 (incorporated by reference to Exhibit 10(I) to Form 10-Q for the quarter ended September 30, 1998, in 0-23385)
10(vii)	Employment Agreement between E. Lynn Scott and Registrant dated as of September 15, 1997 (incorporated by reference to Exhibit 10(ix) to Registration Statement No. 333-36179).
10(viii)	1997 Stock Option Plan (incorporated by reference to Exhibit 10(iii) to Form 10-Q for the quarter ended September 30, 1997, in 0-23385).
10(ix)	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10(iv) to Form 10-Q for the quarter ended September 30, 1997, in 0-23385).
10(x)

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

10(xii)	Form of continuing Guaranty (incorporated herein by reference to Exhibit 10(xiv) to Registration Statement No. 333-36179).
10(xiii)

Tax Allocation Agreement between Brass Eagle Inc. and Daisy Manufacturing Company dated November 24, 1997 (incorporated by reference to Exhibit 10(vii) to Form 10-Q for the quarter ended September 30, 1997, in 0-23385).

10(xiv)	Change-of-Control Agreement between Brass Eagle Inc. and Steve Cherry effective May 17, 1999 (incorporated by reference to Exhibit 10(i) to Form 10-Q for the quarter ended June 30, 1999, in 0-23385).
10(xv)	Change-of-Control Agreement between Brass Eagle Inc. and Steve DeMent effective May 17, 1999 (incorporated by reference to Exhibit 10(i) to Form 10-Q for the quarter ended June 30, 1999, in 0-23385).
10(xvi)	Change-of-Control Agreement between Brass Eagle Inc. and John D. Flynn effective May 17, 1999 (incorporated by reference to Exhibit 10(i) to Form 10-Q for the quarter ended June 30, 1999, in 0-23385).
10(xvii)

Change-of-Control Agreement between Brass Eagle Inc. and J. R. Brian Hanna effective May 17, 1999 (incorporated by reference to Exhibit 10(i) to Form 10-Q for the quarter ended June 30, 1999, in 0-23385).

10(xviii)

Change-of-Control Agreement between Brass Eagle Inc. and Daniel Obergfell effective May 17, 1999 (incorporated by reference to Exhibit 10(i) to Form 10-Q for the quarter ended June 30, 1999, in 0-23385).

10(xix)

Change-of-Control Agreement between Brass Eagle Inc. and Charles Prudhomme effective May 17, 1999 (incorporated by reference to Exhibit 10(i) to Form 10-Q for the quarter ended June 30, 1999, in 0-23385).

10(xx)

1999 Distributor Agreement between Brass Eagle Inc. and Leader Industries Inc. effective September 1, 1999 (incorporated by reference to Exhibit 10(i) to Form 10-Q for the quarter ended June 30, 1999, in 0-23385).

10(xxi)	Change-of-Control Agreement between Brass Eagle Inc. and Mark Skrocki effective November 9, 1999.
10(xxii)	Operating Agreement of Challenge Park Xtreme, LLC effective November 10, 1999.
11	Statement of Computation of Earnings Per Share
21	Subsidiaries of the Registrant
23	Consent of Independent Auditors
24	Powers of Attorney
27	Financial Data Schedule

EXHIBT 10 (xxi)

BRASS EAGLE INC.

CHANGE-OF-CONTROL AGREEMENT

This Agreement is executed this 9th day of November, 1999 by and between Brass Eagle Inc. ("Employer") and Mark Skrocki ("Executive"), to be effective immediately.

WHEREAS, Employer wishes to assure continuity of upper management personnel; and

WHEREAS, Executive desires financial protection in the event of unforeseen circumstances;

NOW, THEREFORE, the parties agree as follows:

  "Change in Control" shall be deemed to have occurred if the conditions set forth in any one of the following paragraphs shall have been satisfied:
    the Employer's shareholders approve (or, in the event no approval of the Employer's shareholders is required, the Employer consummates) a merger, consolidation, share exchange, division or other reorganization or transaction of the Employer (a "Fundamental Transaction") with any other corporation, other than a Fundamental Transaction which would result in the voting securities of the Employer outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) at least 51 percent (51%) of the combined voting power immediately after such Fundamental Transaction of (i) the Employer's outstanding securities, (ii) the surviving entity's outstanding securities, or (iii) in the case of a division, the outstanding securities of each entity resulting from the division; or
    the shareholders of the Employer approve a plan of complete liquidation or winding-up of the Employer or an agreement for the sale or disposition (in one transaction or a series of transactions) of all or substantially all of the Employer's assets;
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
  This Agreement shall have a term of three (3) years from the date of execution.
  This Agreement shall be interpreted according to the laws of the State of Arkansas.

Executed the date first written above.

BRASS EAGLE INC.	EXECUTIVE

By: /s/ Lynn Scott	/s/ Mark Skrocki
Title: President / CEO	Name: MARK SKROCKI

EXHIBIT 10(xxii)

BRASS EAGLE INC.

OPERATING AGREEMENT

OF

CHALLENGE PARK XTREME, LLC

EXHIBIT 10(xxii)

BRASS EAGLE INC.

OPERATING AGREEMENT

OF

CHALLENGE PARK XTREME, LLC

TABLE OF CONTENTS

                                                                                                               PAGE

	ARTICLE I
	DEFINITIONS
1.1.	"Act"	1
1.2.	"Adjusted Capital Account Deficit"	1
1.3.	"Adverse Act"	2
1.4.	"Agreement"	2
1.5.	"Allocation Year"	2
1.6.	"Articles of Organization"	2
1.7.	"Assignee"	2
1.8.	"Brass Eagle" or "BEI"	2
1.9.	"Brown"	2
1.10.	"Business Day"	2
1.11.	"Capital Account"	2
1.12.	"Capital Contribution"	3
1.13.	"Code"	3
1.14.	"Company"	3
1.15.	"Company Minimum Gain"	3
1.16.	"Company Property"	4
1.17.	"Disposition" ("Dispose")	4
1.18.	"Dissociated Member"	4
1.19.	"Dissociation" or "Event of Dissociation"	4
1.20.	"Event of Dissolution"	4
1.21.	"Effective Date"	4
1.22.	"Fair Market Value"	4
1.23.	"Fiscal Year"	4
1.24.	"Gross Asset Value"	4
1.25.	"Humphreys"	5
1.26.	"Losses"	5
1.27.	"Majority in Interest of the Members"	5
	"Majority in Interest of the Remaining Members"	5
	"Member Nonrecourse Debt"	6
1.30.	"Member Nonrecourse Debt Minimum Gain"	6
1.31.	"Member Nonrecourse Deductions"	6
1.32.	"Members"	6
1.33.	"Membership Interest"	6
1.34.	"Net Cash From Operations"	6
1.35.	"Net Cash From Sales or Refinancings"	6
1.36.	"Non-Fully Funding Member"	6
1.37.	"Nonrecourse Deductions"	6
1.38.	"Nonrecourse Liability"	7
1.39.	"Notice"	7
1.40.	"Preferred Capital Contribution"	7
1.41.	"Priority Return"	7
1.42.	"Profits" and "Losses"	7
1.43.	"Profits and Interest"	8
1.44.	"Property"	8
1.45.	"Regulations"	8
1.46.	"Regulatory Allocations"	8
1.47.	"Remaining Members"	8
1.48.	"Sharing Ratio"	9

	ARTICLE II
	ORGANIZATION	9
2.1.	Formation	9
2.2.	Articles of Organization	9
2.3.	Name	9
2.4.	Purpose	9
2.5.	Powers	9
2.6.	Registered Agent and Office	9
2.7.	Principal Office	10
2.8.	Operating Agreement	10

	ARTICLE III
	TERM	10

	ARTICLE IV
	RIGHTS, OBLIGATIONS AND DUTIES OF MEMBERS	10
4.1.	Voting	10
4.2.	Majority Approval	10
4.3.	Approval of Certain Actions	10
4.4.	Liability of Members	10
4.5.	Indemnification	11
4.6.	Representations and Warranties	11
4.7.	Conflicts of Interest	12
4.8.	Withdrawal	12
	ARTICLE V
	MANAGEMENT	12
5.1.	Business Affairs	12
5.2.	Vacancies	13
5.3.	Standard of Care	14
5.4.	Extraordinary Actions	14
5.5.	Conflicts of Interest	15

	ARTICLE VI
	CONTRIBUTIONS AND CAPITAL ACCOUNTS	15
6.1.	Initial Capital Contributions	15
6.2.	Additional Capital Contributions	15
6.3.	Interest on Capital Contributions	16
6.4.	Capital Accounts	16

	ARTICLE VII
	ALLOCATIONS	16
7.1.	Profits	16
7.2.	Losses	17
7.3.	Special Allocations	19
7.4.	Curative Allocation Rules	19
7.5.	Other Allocation Rules	19
7.6.	Tax Allocations	20

	ARTICLE VIII
	DISTRIBUTIONS	21
	Net Cash From Operations and Net Cash From Sales or Refinancings	21
8.2.	Priority Return and Preferred Capital Contribution	21
8.3.	Amounts Withheld	21

	ARTICLE IX
	DISPOSITION OF MEMBERSHIP INTERESTS	22
9.1.	Pledge or Other Encumbrance	22
9.2.	Transfer Restrictions	22
9.3.	Option to Purchase Upon the Occurrence of Certain Events	23
9.4.	Adverse Act Purchase	23
9.5.	Closing; Payment of Purchase Price	25
9.6.	Restriction on Transfer of Assignee's and Dissociated Member's Interests	26
9.7.	Dispositions not in Compliance with this Article Void	26
	ARTICLE X
	DISSOCIATION OF A MEMBER	26
10.1.	Events of Dissociation	26
10.2.	Rights of Dissociating Member	27

	ARTICLE XI
	ADMISSION OF ASSIGNEES AND ADDITIONAL MEMBERS	27
11.1.	Admission of Additional Members	27
11.2.	Rights of Assignees	27
11.3.	Admission of Substitute Members	27

	ARTICLE XII
	DISSOLUTION AND WINDING UP	28
12.1.	Dissolution	28
12.2	Effect of Dissolution	28
12.3.	Liquidation	28
12.4.	Winding Up and Certificate of Dissolution	29

	ARTICLE XIII
	MEETINGS	30

	ARTICLE XIV
	TAXES	30
14.1.	Tax Matters Member	30
14.2.	Tax and Fiscal Year	30
14.3.	Elections	30
14.4.	Method of Accounting	30

	ARTICLE XV
	ACCOUNTING AND RECORDS	31
15.1.	Bank Accounts	31
15.2.	Records to be Maintained	31
15.3.	Inspection	31
15.4.	Reports to Members	31
15.5.	Capital Accounts	31
ARTICLE XVI
MISCELLANEOUS PROVISIONS		31
16.1.	Assignment	31
16.2.	Fees of legal Counsel	31
16.3.	Modification	32
Binding Effect and Benefit		32
Headings and Captions		32
Notice		32
Severability		32
Waiver		32
Rights and Remedies Cumulative		32
Gender and Number		32
Entire Agreement		32
Governing Law		33
Counterparts		33
Authority		33
No Partnership Intended for Nontax Purposes		33
Rights of Third Parties		33
No Partition		33
EXHIBITS
Exhibit A	Initial Members
Exhibit B	Agreement Among Members

BRASS EAGLE INC.

OPERATING AGREEMENT

OF

CHALLENGE PARK XTREME, LLC

THIS OPERATING AGREEMENT of Challenge Park Xtreme, LLC, (the "Company"), a limited liability company organized pursuant to the laws of the State of Arkansas, and particularly Act 1003 of 1993 of the Arkansas General Assembly, as amended, is entered into effective as of the "Effective Date", as hereinafter defined, by and among the Company and the undersigned persons and/or entities executing this Agreement as for and on behalf of its initial Members.

W I T N E S S E T H:

WHEREAS, the undersigned desire to form a limited liability company pursuant to the laws of the State of Arkansas and upon the terms and conditions set forth herein;

NOW THEREFORE, in consideration of the mutual promises, covenants and agreements contained herein, and other good and valuable consideration, the receipt and adequacy of which are hereby acknowledged, the parties hereto agree as follows:

ARTICLE I

DEFINITIONS

For purposes of this Agreement, the capitalized terms used herein shall have the following meanings, unless the context otherwise specifically requires:

1.1. "Act" shall mean and refer to Act 1003 of 1993 of the Arkansas General Assembly (Ark. Code Ann. Section 4-32-101 et seq.), as amended.

1.2. "Adjusted Capital Account Deficit" means, with respect to any Member, the deficit balance, if any, in such Member's Capital Account as of the end of the relevant Allocation Year, after giving effect to the following adjustments:

(i) Credit to such Capital Account any amounts which such Member is obligated to restore pursuant to any provision of this Agreement or is deemed to be obligated to restore pursuant to the penultimate sentences of Regulations Sections 1.704-2(g)(1) and 1.704-2(i)(5); and

(ii) Debit to such Capital Account the items described in Sections 1.704-1(b)(2)(ii)(d)(4), 1.704-1(b)(2)(ii)(d)(5) and 1.704-1(b)(2)(ii)(d)(6) of the Regulations.

The foregoing definition of Adjusted Capital Account Deficit is intended to comply with the provisions of Section 1.704-1(b)(2)(ii)(d) of the Regulations and shall be interpreted consistently therewith.

1.3. "Adverse Act" means, with respect to any Member, (i) a failure of such Member to make any Capital Contribution or Required Additional Capital Contribution pursuant to any provision of this Agreement; (ii) failure to abide by the provisions of Section 4.5; (iii) breach of any Representation or Warranty made by such Member as of the date of execution of this Agreement pursuant to Section 4.6; or (iv) the disposition, pledge or encumbrance of all or any portion of such Member's Interest in the Company except as permitted by this Agreement.

1.4. "Agreement" shall mean and refer to this Operating Agreement, and all amendments hereto.

1.5. "Allocation Year" means the Company's taxable year for which it is required to allocate Profits, Losses and other items of Company income, gain, loss or deduction pursuant to Article VII.

1.6. "Articles of Organization" shall mean and refer to the Articles of Organization of the Company filed with the Arkansas Secretary of State, as properly amended from time to time by the Members.

1.7. "Assignee" shall mean and refer to a transferee of a Membership Interest who has not been admitted as a Member.

1.8 "Brass Eagle" Or "BEI" shall mean and refer to Brass Eagle Challenge Park Inc., a Delaware corporation, and authorized thereby to enter into this Agreement.

1.9. "Brown" shall mean and refer to Forest Brown, an individual and Member of the Company.

1.10. "Business Day" shall mean and refer to any day other than a Saturday, Sunday or legal holiday observed in the State of Arkansas.

1.11. "Capital Account" means, with respect to any Member, the Capital Account maintained for such individual or entity in accordance with the following provisions:

(i) To each Member's Capital Account there shall be credited such Member's Capital Contributions, such Member's distributive share of Profits and any items in the nature of income or gain which are specially allocated pursuant to Section 7.3 or Section 7.4, and the amount of any Company liabilities assumed by such Member or which are secured by any Property distributed to such Member.

(ii) To each Member's Capital Account there shall be debited the amount of cash and the Gross Asset Value of any Property distributed to such Member pursuant to any provision of this Agreement, such Member's distributive share of Losses and any items in the nature of expenses or losses which are specially allocated pursuant to Section 7.3 or Section 7.4, and the amount of any liabilities of such Member assumed by the Company or which are secured by any property contributed by such Member to the Company.

(iii) In the event all or a portion of an interest in the Company is transferred in accordance with the terms of this Agreement, the transferee shall succeed to the Capital Account of the transferor to the extent it relates to the transferred interest .

(iv) In determining the amount of any liability for purposes of subparagraphs (i) and (ii) and the definition of "Adjusted Capital Contributions," there shall be taken into account Code Section 752(c) and any other applicable provisions of the Code and Regulations.

The foregoing provisions and the other provisions of this Agreement relating to the maintenance of Capital Accounts are intended to comply with Regulations Section 1.704-1(b), and shall be interpreted and applied in a manner consistent with such Regulations. In the event the Management Board shall determine that it is prudent to modify the manner in which the Capital Accounts, or any debits or credits thereto (including, without limitation, debits or credits relating to liabilities which are secured by contributions or distributed property or which are assumed by the Company or the Members), are computed in order to comply with such Regulations, the Management Board may make such modification, provided that it is not likely to have a material adverse effect on the amounts distributed to any Member pursuant to Article XII upon the dissolution of the Company. The Management Board also shall (i) make any adjustments that are necessary or appropriate to maintain equality between the Capital Accounts of the Members and the amount of Company capital reflected on the Company's balance sheet, as computed for book purposes, in accordance with Regulations Section 1.704-1(b)(2)(iv)(q), and (ii) make any appropriate modifications in the event unanticipated events might otherwise cause this Agreement not to comply with Regulations Section 1.704-1(b), provided that, to the extent that any such adjustment is inconsistent with other provisions of this Agreement and would have a material adverse effect on any Member, such adjustment shall require the consent of such Member.

1.12. "Capital Contribution" means, with respect to any Member, the amount of money and the initial Gross Asset Value of any property (other than money) contributed to the Company by such Member (or its predecessors in Interest) with respect to the interest in the Company held by such Member. The principal amount of a promissory note which is not readily traded on an established securities market and which is contributed to the Company by the maker of the note (or an individual or entity related to the maker of the note within the meaning of Regulations Section 1.704-1(b)(2)(ii)(c)) shall not be included in the Capital Account of any Member until the Company makes a taxable disposition of the note or until (and to the extent) principal payments are made on the note, all in accordance with Regulations Section 1.704-1(b)(2)(iv)(d)(2).

1.13. "Code" shall mean and refer to the Internal Revenue Code of 1986, as amended.

1.14. "Company" shall mean and refer to Challenge Park Xtreme, LLC, the Arkansas limited liability company formed pursuant to the Articles of Organization and this Agreement.

1.15. "Company Minimum Gain" has the meaning set forth in Sections 1.704-2(b)(2) an 1.704-2(d) of the Regulations referring to "partnership minimum gain."

1.16. "Company Property" or "Property" means all real and personal property owned by the Company and any improvements thereto, and shall include both tangible and intangible property.

1.17. "Disposition" ("Dispose") shall mean and refer to any sale, exchange, assignment, gift, mortgage, pledge, grant, hypothecation or other transfer, either voluntarily or involuntarily, by judicial order, operation of law or otherwise.

1.18. "Dissociated Member" shall mean and refer to any Member who ceases to be a Member in the Company by reason of the occurrence of an Event of Dissociation with respect to such Member.

1.19. "Dissociation" or "Event Of Dissociation" shall mean and refer to any event or other action that causes a Member to cease to be a Member as provided herein.

1.20. "Event Of Dissolution" shall mean and refer to any event, the occurrence of which will result in the dissolution of the Company as provided in this Agreement, unless the Members agree to the contrary in the manner set forth herein.

1.21. "Effective Date" shall mean and refer to the later of (a) the date on which the Articles of Organization are filed with and accepted by the Arkansas Secretary of State, or (b) the effective date, if any, indicated in the Articles of Organization. This Agreement shall become effective as of such Effective Date.

1.22. "Fair Market Value" shall mean and refer to the price at which the property would change hands between a willing buyer and willing seller, neither under any compulsion to buy or sell, and both having reasonable knowledge of the relevant facts. In the event it becomes necessary to determine the Fair Market Value of any property (including an ownership interest in the Company), and a method of determination is not specifically provided for by the applicable Section of this Agreement, the Fair Market Value of the property shall be determined by agreement of the parties involved, or in the absence of such agreement, by an individual appraiser or appraisal firm mutually acceptable to such parties. In the event the parties involved are unable to agree on the individual appraiser or firm to perform the valuation, each party shall select an appraiser, and such appraisers shall first attempt to jointly determine the Fair Market Value of the property by mutual agreement, but if they are unable to agree on such valuation, such appraisers shall select a third appraiser, and the Fair Market Value shall be determined by the average of the two closest appraisals. Any valuation so determined shall be binding and conclusive on the parties, absent manifest error. The cost of any such appraisal(s) shall be borne equally by the seller and the purchaser.

1.23. "Fiscal Year" shall mean the Company's taxable year for federal income tax purposes, which shall be the calendar year, unless another year is required by the Code or the regulations thereunder.

1.24. "Gross Asset Value" means, with respect to any asset, the asset's adjusted basis for federal income tax purposes, except as follows:

(i) The initial Gross Asset Value of any asset contributed by a Member to the Company shall be the gross fair market value of such asset, as determined by the contributing Member and the Management Board;

(ii) The Gross Asset Values of all Company assets shall be adjusted to equal their respective gross fair market values, as determined by the Management Board, as of the following times: (A) the acquisition of an additional interest in the Company by any new or existing Member in exchange for more than a de minimis Capital Contribution; (B) the distribution by the Company to a Member of more than a de minimis amount of Property as consideration for an interest in the Company; and (C) the liquidation of the Company within the meaning of Regulations Section 1.704-1(b)(2)(ii)(g): provided, however, that adjustments pursuant to clauses (A) and (B) above shall be made only if the Management Board reasonably determines that such adjustments are necessary or appropriate to reflect the relative economic interests of the Members in the Company;

(iii) The Gross Asset Value of any Company asset distributed to any Member shall be adjusted to equal the gross fair market value of such asset on the date of distribution as determined by the distributee and the Management Board; and

(iv) The Gross Asset Values of Company assets shall be increased (or decreased) to reflect any adjustments to the adjusted basis of such assets pursuant to Code Section 734(b) or Code Section 743(b), but only to the extent that such adjustments are taken into account in determining Capital Accounts pursuant to Regulation Section 1.704-1(b)(2)(iv)(m) and subparagraph (vi) of the definition of "Profits" and "Losses" in Section 1.38 or Section 7.3(g); provided, however, that Gross Asset Values shall not be adjusted pursuant to this subparagraph (iv) to the extent the Management Board determines that an adjustment pursuant to subparagraph (ii) is necessary or appropriate in connection with a transaction that would otherwise result in an adjustment pursuant to this subparagraph (iv);

(v) Pursuant to this Section 1.24(v) and Section 7.5(a), upon the receipt of a Profits Interest by Brown or Humphreys as required under the "Agreement Among Members," the gross asset value of the Company will be adjusted in order to prevent an allocation of unrealized gains to Brown or Humphreys which would result in the recharacterization of the Profits Interest as a Capital Interest under Rev. Proc. 93-27, I.R.B. 1993-24 or subsequent law. The Management Board will have the responsibility of determining the value of the Company's assets at the time the profits Interest is issued.

If the Gross Asset Value of an asset has been determined or adjusted pursuant to subparagraphs (i), (ii), (iv), or (v), such Gross Asset Value shall thereafter be adjusted by the Depreciation taken into account with respect to such asset for purposes of computing Profits and Losses. For purposes of this definition of Gross Asset Value, a Capital Contribution or distribution shall be considered de minimis if its value is less than $3,000.

1.25. "Humphreys" shall mean and refer to Anderson Humphreys, an individual and Member of the Company.

1.26. "Losses" has the meaning set forth in the definition of "Profits"and "Losses".

1.27. "Majority In Interest Of The Members" shall mean any Member (or group of Members), whose Sharing Ratio(s) exceed(s) fifty percent (50%), individually or in the aggregate.

1.28. "Majority in Interest Of The Remaining Members" shall mean any Remaining Member (or group of Remaining Members) whose Sharing Ratio(s) exceed(s) fifty percent (50%) of the Sharing Ratios of all Remaining Members, individually or in the aggregate.

1.29. "Member Nonrecourse Debt" has the same meaning as the term "partner nonrecourse debt" set forth in Section 1.704-2(b)(4) of the Regulations.

1.30. "Member Nonrecourse Debt Minimum Gain" means an amount, with respect to each Member Nonrecourse Debt, equal to the Company Minimum Gain that would result if such Member Nonrecourse Debt were treated as a Nonrecourse Liability, determined in accordance with Section 1.704-2(i)(3) of the Regulations.

1.31. "Member Nonrecourse Deductions" has the same meaning as the term "partner nonrecourse deductions" set forth in Sections 1.704-2(i)(1) and 1.704-2(i)(2) of the Regulations.

1.32. "Members" shall mean and refer to the persons and/or legal entities listed as such on Exhibit "A" hereto, and such other persons hereafter admitted to the Company as Members in accordance with the terms of this Agreement. The term "Member" shall mean and refer to any of the Members, individually.

1.33. "Membership Interest" shall mean and refer to a Member's ownership interest and rights in the Company as a Member. Membership Interests may be represented by units which are evidenced by certificates of interest.

1.34. "Net Cash From Operations" means the gross cash proceeds from Company operations (including sales and dispositions of Property in the ordinary course of business) less the portion thereof used to pay or establish reserves for all Company expenses, debt payments, capital improvements, replacements, and contingencies, all as determined by the Management Board in its sole and absolute discretion. "Net Cash From Operations" shall not be reduced by depreciation, amortization, cost recovery deductions, or similar allowances, but shall be increased by any reductions of reserves previously established pursuant to the first sentence of this definition and the definition of "Net Cash from Sales or Refinancings."

1.35. "Net Cash From Sales or Refinancings" means the net cash proceeds from all sales and other dispositions (other than in the ordinary course of business) and all refinancings of Property, less any portion thereof used to establish reserves, all as determined by the Management Board in its sole and absolute discretion. "Net Cash From Sales or Refinancings" shall include all principal and interest payments with respect to any note or other obligation received by the Company in connection with sales and other dispositions (other than in the ordinary course of business) of Property.

1.36. "Non-Fully Funding Member" shall mean any Member that fails to fully fund his pro rata share of any call for additional capital by the Company as set forth herein.

1.37. "Nonrecourse Deductions" has the meaning set forth in Section 1.704-2(b)(1) and 1.704-2(c) of the Regulations.

1.38. "Nonrecourse Liability" has the meaning set forth in Section 1.704-2(b)(3) of the Regulations.

1.39. "Notice" shall be in writing. Any notice to the Company or to a Member pursuant to Article XVI shall be considered given if delivered personally or when mailed by registered or certified U.S. Mail, return receipt requested, postage prepaid, addressed to any other Member in care of the Company at the address of the registered office as stated in the Articles of Organization, if such Notice is to the Company, and to the address of a Member reflected in the this Agreement unless such Member has given the Company a Notice of different address. Except as otherwise stated herein, Notice to the Company shall be considered given when mailed by first class mail, postage prepaid, addressed to any Member in care of the Company at the address of the registered office. Except as otherwise stated herein, Notice to a Member shall be considered given when mailed by first class mail, postage prepaid, addressed to the Member at the address reflected in this Agreement unless the Member has given the Company a Notice of different address.

1.40. "Preferred Capital Contribution" on any date shall be equal to the excess, if any, of (a) BEI's initial equity investment of five million and 00/100 dollars ($5,000,000.00) plus any previously undistributed Priority Return to which BEI is entitled pursuant to this Agreement, minus (b) the aggregate of distributions to BEI pursuant to Sections 8.1(c) and 12.3(c)(4) hereof as of such date.

1.41. "Priority Return" means a sum equal to the lesser of Bank of America's prime rate plus one and one-half percent (11/2%), set as of the first day of the calendar quarter and adjusted on a quarterly basis thereafter or the highest amount allowed by law, of the average daily balance of BEI's Preferred Capital Contribution during the period to which the Priority Return relates, commencing on the date BEI makes its initial Capital Contribution pursuant to Article VI hereof.

1.42. "Profits" And "Losses" means, for each Allocation Year, an amount equal to the Company's taxable income or loss for such Allocation Year, determined in accordance with Code Section 703(a) (for this purpose, all items of income, gain, loss, or deduction required to be stated separately pursuant to Code Section 703(a)(1) shall be included in taxable income or loss), with the following adjustments:

(i) Any income of the Company that is exempt from federal income tax and not otherwise taken into account in computing Profits or Losses pursuant to this definition of "Profits" and "Losses" shall be added to such taxable income or loss;

(ii) Any expenditures of the Company described in Code Section 705(a)(2)(B) or treated as Code Section 705(a)(2)(B) expenditures pursuant to Regulations Section 1.704-1(b)(2)(iv)(i), and not otherwise taken into account in computing Profits or Losses pursuant to this definition of "Profits" and 'Losses" shall be subtracted from such taxable income or loss;

(iii) In the event the Gross Asset Value of any Company asset is adjusted pursuant to subparagraphs (ii) or (iii) of the definition of "Gross Asset Value," the amount of such adjustment shall be taken into account as gain or loss from the disposition of such asset for purposes of computing Profits or Losses;

(iv) Gain or loss resulting from any disposition of Property with respect to which gain or loss is recognized for federal income tax purposes shall be computed by reference to the Gross Asset Value of the property disposed of, notwithstanding that the adjusted tax basis of such property differs from its Gross Asset Value;

(v) In lieu of the depreciation, amortization, and other cost recovery deductions taken into account in computing such taxable income or loss, there shall be taken into account depreciation for such Allocation Year;

(vi) To the extent an adjustment to the adjusted tax basis of any Company asset pursuant to Code Section 734(b) or Code Section 743(b) is required pursuant to Regulations Section 1.704-1(b)(2)(iv)(m)(4) to be taken into account in determining Capital Accounts as a result of a distribution other than in complete liquidation of a Member's interest, the amount of such adjustment shall be treated as an item of gain (if the adjustment increases the basis of the asset) or loss (if the adjustment decreases the basis of the asset) from the disposition of the asset and shall be taken into account for purposes of computing Profits or Losses; and

(vii) Any items which are specially allocated pursuant to Section 7.3 or Section 7.4 shall not be taken into account in computing Profits or Losses.

The amounts of the items of Company income, gain, loss or deduction available to be specially allocated pursuant to Sections 7.3 and 7.4 shall be determined by applying rules analogous to those set forth in subparagraphs (i) through (vi) above.

1.43. "Profits Interest" shall have the same meaning as that provided in Rev. Proc. 93-27, I.R.B. 1993-24, June 9, 1993, and shall be interpreted in accordance with the definition of "Profits" above.

1.44. "Property" see definition of Company Property at Section 1.16 herein.

1.45. "Regulations" means the Income Tax Regulations, including Temporary Regulations, promulgated under the Code, as such regulations may be amended, modified or supplemented from time to time (including corresponding provisions of succeeding regulations).

1.46 "Regulatory Allocations" has the meaning set forth in Section 7.4.

1.47. "Remaining Members" shall mean and refer to the Members who would be remaining after the occurrence of an Event of Dissociation with respect to another Member or Members. The term "Remaining Member" shall mean and refer to any of the Remaining Members, individually.

1.48. "Sharing Ratio" shall mean and refer to each respective Member's share of Profits Interests in the Company arising either by ownership of Membership Interests in the Company or by assignment. Such amount shall be expressed as a percentage of total available Profits Interests of the Company. The initial Sharing Ratio for each Member is set forth opposite such Member's name on Exhibit "A" hereto. The determination of each Member's respective Sharing Ratio at any time shall be subject to the terms and conditions of the Agreement Among Members executed on even date herewith, specifically incorporated herein by reference, and attached hereto as Exhibit "B".

ARTICLE II

ORGANIZATION

2.1. Formation. The Members hereby organize the Company as a limited liability company pursuant to the terms of this Agreement, the provisions of the Act, and other applicable laws of the State of Arkansas.

2.2. Articles Of Organization. The Articles of Organization are hereby ratified and confirmed in all respects as the Articles of Organization of the Company.

2.3. Name. The name of the Company shall be Challenge Park Xtreme, LLC, and all business of the Company shall be conducted under this name and/or such other names approved in writing by a Majority in Interest of the Members. The name of the Company may be changed from time to time by the affirmative vote of a Majority in Interest of the Members.

2.4. Purpose. The primary purpose of the Company is to engage in the business of operating an extreme sports recreation park facility and to engage in all activities related thereto. The Company may also engage in any other lawful business or activity incidental to its primary purpose or as approved by a Majority in Interest of the Members.

2.5. Powers. The Company shall have all the powers conferred by applicable law upon limited liability companies, including the power and authority to do all things necessary or convenient to accomplish its purposes and to operate its business in any lawful manner.

2.6. Registered Agent And Office. The registered agent and registered office of the Company shall be as set forth in the Articles of Organization. The registered agent and/or registered office of the Company may be changed from time to time by the affirmative vote of a Majority in Interest of the Members, and any such change shall be promptly reflected in an appropriate filing with the Arkansas Secretary of State. In the event the registered agent becomes unable or unwilling to serve as registered agent, and/or the registered office of the Company changes, the Members shall promptly designate a successor registered agent and/or registered office, as the case may be, and shall promptly reflect such change of registered agent and/or office through an appropriate filing with the Arkansas Secretary of State.

2.7. Principal Office. The principal office of the Company shall be located at 1201 S.E. 30th Street, Bentonville, Arkansas 72712, or at such other place approved from time to time by a Majority in Interest of the Members.

2.8. Operating Agreement. The Members hereby adopt this Agreement, as it may from time to time be amended according to its terms, as the Operating Agreement of the Company. In the event any terms of this Agreement conflict with the provisions of the Act, the terms of this Agreement shall govern and control, to the extent permissible under the Act. To the extent any provision of this Agreement is prohibited or ineffective under the Act, this Agreement shall be considered amended to the smallest degree possible in order to make such provision effective under the Act.

ARTICLE III

TERM

The Company shall be dissolved and its affairs wound up in accordance with the Act and this Agreement on January 1, 2075, unless such term shall be extended by amendment to this Agreement and the Articles of Organization, or unless the Company shall be sooner dissolved and its affairs wound up in accordance with the Act and this Agreement (hereinafter sometimes referred to herein as the "Term").

ARTICLE IV

RIGHTS, OBLIGATIONS AND DUTIES OF MEMBERS

4.1. Voting. All Members (not including Assignees and Dissociated Members) shall be entitled to vote on any matter submitted to a vote of the Members. Voting rights shall be in accordance with the respective Sharing Ratios of the Members entitled to vote (i.e., shall be based on the percentage of Profits Interests owned by each Member).

4.2. Majority Approval. Whenever any matter is required or allowed to be approved by the Members under the Act or this Agreement, except as otherwise provided herein, such matter shall be considered approved or consented to upon the receipt of the affirmative approval or consent, either in writing or at a meeting of the Members, of a Majority in Interest of the Members. Assignees shall not be entitled to vote on any matter relating to the Company unless and until admitted as a Member.

4.3. Approval of Certain Actions. The following actions shall also be considered approved or consented to upon the receipt of the affirmative approval or consent, either in writing or at a meeting of the Members, of a Majority in Interest of the Members:

(a) Any amendment to this Agreement unless a lesser percentage of Sharing Ratios is provided for herein; and

(b) The admission of any Assignee as a Member.

4.4. Liability of Members. No Member shall be liable as such for any liabilities or other obligations of the Company. The failure of the Company to observe any formalities or requirements relating to the exercise of its powers or management of its business or affairs under this Agreement or the Act shall not be grounds for imposing personal liability on any Member for any liabilities or other obligations of the Company.

4.5. Indemnification.

(a) Each Member (the "Indemnifying Member") shall indemnify and hold harmless the Company and each of the other Members from and against any and all claims, liabilities, obligations, costs and expenses (including reasonable attorney's fees) incurred by or asserted against the Company and/or any of the other Members to the extent resulting from the gross negligence or willful misconduct of the Indemnifying Member or any action taken by such Indemnifying Member in breach of this Agreement.

(b) To the extent permitted by applicable law, the Company shall indemnify and hold harmless each Member from and against all claims, liabilities, obligations, costs and expenses (including reasonable attorney's fees), to the extent resulting from the good faith performance by such Member of duties and services for and on behalf of the Company; provided, however, the foregoing indemnity shall not apply to the extent the claim, liability, obligation, cost or expense results from any breach of this Agreement by such Member or is otherwise attributable to such Member's gross negligence or willful misconduct.

4.6. Representations and Warranties. Each Member hereby represents and warrants to the Company and each other Member as follows:

(a) If the Member is an entity, it is duly organized, validly existing, and in good standing under the laws of the state of its organization and that it has full organizational power to execute this Agreement and to perform its obligations hereunder.

(b) The execution, delivery and performance of this Agreement by the Member has been duly authorized by all necessary action on the part of such Member.

(c) This Agreement has been duly executed and delivered by such Member, constitutes the legal, valid and binding obligation of such Member, and is enforceable against such Member in accordance with its terms, except to the extent that such enforceability may be limited by applicable bankruptcy, insolvency, reorganization, moratorium or other similar laws affecting the enforcement of creditors' rights, or by general principles of equity.

(d) The execution, delivery or performance of this Agreement by such Member does not constitute a breach or default under any agreement or other instrument to which the Member is a party or by which it or any of its properties are bound or subject, and does not violate any judgment ruling, order, writ, injunction or decree applicable to such Member or any of such Member's properties.

(e) The execution, delivery or performance of this Agreement by such Member does not require the consent or approval of any third party pursuant to any agreement or other instrument to which the Member is a party or by which it or any of its properties are bound or subject.

(f) The Member is acquiring the Member's Membership Interest in the Company for the Member's own account for investment purposes and without an intent to resell or otherwise distribute such interest.

(g) The Member acknowledges that its Membership Interest has not been registered under the Securities Act of 1933 or any state securities laws, and may not be resold or transferred by the Member without appropriate registration under applicable securities laws or the availability of an exemption from such registration requirements.

4.7. Conflicts Of Interest.

(a) Unless otherwise approved by all of the Members, any transaction between the Company and any Member shall be effected in a manner consistent with the manner in which the transaction would be effected between the Company and an independent third party bargaining at arm's length. Prior to entering into any material transaction with a Member, the Company shall disclose the material terms of such transaction to all of the Members.

(b) Subject to the terms of any employment or other agreement between any Member and the Company, no Member shall, because of such Member's participation in the Company, (i) be prevented from engaging or participating in any other business or investment activity, whether or not the activity is competitive with the business of the Company or (ii) be obligated or bound to offer or present to the Company, or any other Member, any business or investment opportunity as a prerequisite to the acquisition of, or an investment in, such activity.

(c) Notwithstanding the foregoing, no Member (or Dissociated Member) shall disclose to third parties, misappropriate or otherwise use to the detriment of the Company any trade secrets of the Company or other confidential nonpublic information concerning the Company.

4.8. Withdrawal. No Member shall have the right to withdraw from the Company by voluntary act without the affirmative approval or consent of a Majority in Interest of the Members.

ARTICLE V

MANAGEMENT

5.1. Business Affairs.

(a) The overall management of the business and affairs of the Company shall be vested in its Management Board (the "Board") who shall generally supervise and control all of the business and affairs of the Company and shall have the power, on behalf of the Company, to do all things necessary or convenient to carry out the business and affairs of the Company.

(b) The Board shall consist of not less than three (3) nor more than six (6) individuals or entities (the "Managers") who shall serve until the next annual meeting of Members and until their successors shall have been duly elected by a Majority in Interest of the Members. A Manager does not have to be a Member of the Company. The initial Board shall consist of the following Managers: Marvin Griffin, Lynn Scott, Brian Hanna, Rob Sarrazin, Forest Brown, and Anderson Humphreys.

(c) The Board shall hold its annual meeting for the election of Officers and other matters immediately following the annual meeting of the Members as provided for herein.

(d) Managers shall not be paid any compensation for serving on the Management Board. Managers shall, however, receive reimbursement for any and all expenses reasonably incurred by such Manager for travel and related expenses incurred through attendance at both annual and special Management Board meetings.

(e) Whenever any matter is required to be approved by the Board such matter shall be considered approved or consented to upon the receipt of the affirmative approval or consent, either in writing or at a meeting of the Board, of a majority of the Managers.

(f) In fulfilling its managerial functions, the Board shall appoint Officers to carry-out the day to day business operations of the Company. Officers shall each serve until the next annual meeting of the Board and until their successors shall have been duly elected and qualified. An Officer may be removed by the Board, with or without cause, whenever in its judgment the best interest of the Company will be served thereby, but such removal shall be without prejudice to the contractual rights, if any, of the person so removed. Election or appointment of an Officer shall not of itself create any contractual rights whatsoever.

(g) A Manager may be removed by a Majority in Interest of the Members, with or without cause, whenever in their judgment the best interest of the Company will be served thereby, but such removal shall be without prejudice to the contractual rights, if any, of the person so removed. Election or appointment of a Manager shall not of itself create any contractual rights whatsoever.

(h) Officers shall devote their full time, attention, and energies to the Company during normal working hours for purposes of performing their respective obligations and duties hereunder. Both Managers and Officers shall perform such functions as are ordinary and customary in the performance of similar services by persons occupying a like position with other businesses of similar size and operation. The precise duties of the Managers may be specified from time to time by the Members. The precise duties, authority and obligations of the Officers shall be specified from time to time by the Board.

(i) The Managers and Officers shall faithfully perform their managerial services hereunder to the best of their ability and for the best interests of the Company.

5.2. Vacancies. Any vacancy of a Manager may be filled by the affirmative vote of a Majority in Interest of the Members unless otherwise provided by applicable law. A Manager elected to fill a vacancy shall be elected for the unexpired term of his or her predecessor in office.

5.3. Standard Of Care. Neither a Manager nor Officer shall be liable, responsible or accountable in damages or otherwise to the Company or the Members for any action taken, or any failure to act, on behalf of the Company, except to the extent such act or failure to act constitutes a breach of this Agreement or otherwise constitutes gross negligence, willful misconduct, or a knowing violation of law. In discharging their duties, the Managers and Officers shall be entitled to rely in good faith upon the records maintained by the Company and upon the advice of independent legal counsel, accountants and other professional experts as to matters reasonably believed to be within such other person's professional expertise.

5.4. Extraordinary Actions. The Managers agree among themselves that no Manager shall, without first obtaining the prior written approval of a majority of the Managers:

(a) Borrow money in excess of $50,000 in the name of the Company (exclusive of accounts payable incurred in the ordinary course of business) or cause the Company to guarantee the debt of any third party;

(b) Mortgage, pledge or encumber (or otherwise grant any security interest in) any property of the Company, or cause any property of the Company to be encumbered by any lien;

(c) Sell or contract to sell any property of the Company, except for sales and dispositions in the ordinary course of business;

(d)Lease any property of the Company to a third party;

(e) Enter into any lease with respect to any real property;

(f) Enter into any contract or other agreement outside the ordinary course of business;

(g) Make, execute, deliver or file any assignment for the benefit of creditors, petition in bankruptcy, or confession of any judgment;

(h) Institute any suit or administrative proceeding for or on behalf of the Company before any court, arbitration panel or governmental agency;

(i)Compromise or settle any claim by or against the Company if the amount involved exceeds $10,000; or

(j) Enter into any other transaction, or otherwise take any other action, outside the ordinary course of the Company's business.

The Managers shall be authorized, by majority approval, to delegate any and all actions, consistent with the Company's best interests, to the elected Officers. This shall include the above described Extraordinary Actions provided that such delegation is made in writing.

5.5. Conflicts Of Interest.

(a) Unless otherwise approved by all of the Members, any transaction between the Company and a Manager or Officer shall be effected in a manner consistent with the manner in which the transaction would be effected between the Company and an independent third party bargaining at arm's length. Prior to entering into any material transaction with a Manager or Officer, the Company shall disclose the material terms of such transaction to all of the Members.

(b) A Manager or Officer shall not be obligated or bound to offer or present to the Company, or its Members, any business or investment opportunity as a prerequisite to the acquisition of, or an investment in, such activity.

(c) The Managers and Members will use their best efforts to preserve the business organization of the Company, to keep available to the Company the services of the Company's employees and agents and to preserve the Company's business relations with its suppliers, distributors, customers and others, and no Manager or Member shall commit any act, or in any way assist others to commit any act, which will injure the business conducted by the Company, and, without limiting the generality of the foregoing, no Manager or Member will divulge any confidential information or make available to any others any documents, files or other papers concerning the business or financial affairs of the Company without the consent of a Majority in Interest of the Members.

(d) The Managers and Members agree that the restrictive covenants contained herein relate to matters which are of a special, unique, and extraordinary character, the breach of which by a Member will cause the Company irreparable injury and damages. Consequently, the Managers and Members expressly agree that the Company shall be entitled to injunctive and/or other equitable relief to prevent a breach of this Agreement, and to secure the enforcement of the terms and conditions herein in addition to any other legal or equitable remedy which may be available.

ARTICLE VI

CONTRIBUTIONS AND CAPITAL ACCOUNTS

6.1. Initial Capital Contributions. The following capital contributions shall be made:

(a) Each Member shall make the Capital Contributions specified for that Member on Exhibit "A", at the time and on the terms set forth on Exhibit "A". Capital Contributions shall be defined as provided in Section 1.12 of this Agreement. If no specific time for a Capital Contribution is specified, the Capital Contributions shall be made upon the Effective Date, or at such other time mutually acceptable to the Members.

(b) If an excess over $5 million is required at the outset, Brass Eagle Inc. shall loan the funds to the Company up to a maximum of $500,000. Notwithstanding anything else in this Agreement, this loan, along with interest, at the lesser of the same rate as the Priority Return, or the highest amount allowed by law, shall be repaid (principal and interest) prior to any other distributions. A separate loan agreement and note will be executed, reflecting this transaction.

6.2. Additional Capital Contributions. Unless otherwise agreed upon in writing by unanimous consent of the Members, in the event a Majority in Interest of the Members determines that additional capital is necessary to finance Company operations or is otherwise required to provide additional capitalization for the Company (over and above the Capital Contributions set forth on Exhibit "A"), each Member shall have the preemptive right to make such additional Capital Contributions in proportion to the Member's Sharing Ratio so as to enable each Member to maintain the same proportional interest in the Company as existed immediately prior to such additional Capital Contributions. Any additional Capital Contributions determined to be necessary by a Majority in Interest of the Members shall be referred to as the "Required Additional Capital Contribution."

In the event any Member (a "Non-Fully Funding Member") fails to make the Required Additional Capital Contribution, the other members shall give the Non-Fully Funding Member a Notice of the failure to meet the Required Additional Capital Contribution amount. If the Non-Fully Funding Member fails to make such Contribution (including any costs associated with the failure to demand compliance with the Contribution and interest on such obligation at the highest non-usurious rate available as of the date of this Agreement) within ten (10) Business days of the giving of Notice, the other Members may take such action, including but not limited to enforcing the Required Additional Capital Contribution in the court of appropriate jurisdiction in the state in which the Principal Office is located or the state of the Non-Fully Funding Member's address as reflected in the this Agreement. Each Member expressly agrees to the jurisdiction of such courts but only for the enforcement of Required Additional Capital Contributions. The Members may elect to allow the other Members (the "Contributing Members") to contribute the amount of the Required Additional Capital Contribution on a pro rata basis in accordance with the ratio of each such Member's Sharing Ratio to the total Sharing Ratios of all Members making the Required Additional Capital Contribution in the place of a Non-Fully Funding Member.

The Contributing Members shall be entitled, but not required, to treat the amounts contributed pursuant to this section as a loan from the Contributing Members bearing interest at the highest non-usurious rate of interest available as of the date of this Agreement secured by the Non-Fully Funding Member's interest in the Company. Until they are fully repaid the Contributing Members shall be entitled to all Distributions to which the Non-Fully Funding Member would have been entitled. Notwithstanding the foregoing, no additional Capital Contribution obligation may be enforced by a creditor of the Company unless a Majority in Interest of the Members expressly consent, either in writing or at a meeting of the Members, to such enforcement or to the assignment of the obligation to such creditor.

6.3. Interest On Capital Contributions. No Member shall be entitled to interest on Capital Contributions to the Company, or to withdraw any part of such Member's Capital Account, except as specifically provided herein.

6.4. Capital Accounts. Separate Capital Accounts shall be maintained for each Member in accordance with Section 1.11 of this Agreement.

ARTICLE VII

ALLOCATIONS

7.1. Profits. After giving effect to the special allocations set forth in Sections 7.3 and 7.4 hereof, Profits for any Fiscal Year shall be allocated as follows:

(a) First, to the Members in proportion to and to the extent of any Losses allocated to such Member in previous Fiscal Years pursuant to Section 7.2 of this Agreement;

(b) Second, to BEI in an amount equal to the Priority Return distribution to which it is entitled for the current Fiscal Year pursuant to Section 8.1(b) of this Agreement; and

(c) Third, the balance, to the Member according to their respective Sharing Ratios;

7.2. Losses. After giving effect to the special allocations set forth in

Sections 7.3 and 7.4 hereof, Losses for any Fiscal Year shall be allocated as follows:

(a) First, to the Members according to their respective Sharing Ratios, provided that Losses shall not be allocated pursuant to this Section 7.2(a) to the extent such allocation would cause any Member to have an Adjusted Capital Account Deficit at the end of such Fiscal Year; and

(b) Second, to the Member(s) who have positive Capital Account balances in proportion to their respective Capital Accounts. Should allocations pursuant to this Section 7.2(b) cause all Members' Capital Accounts to be reduced to zero, any remaining Losses shall be allocated to the Members according to their respective Sharing Ratios.

7.3. Special Allocations. The following special allocations shall be made in the following order:

(a) Minimum Gain Chargeback. Except as otherwise provided in Section 1.704-2(f) of the Regulations, notwithstanding any other provision of this Article VII, if there is a net decrease in Company Minimum Gain during any Allocation Year, each Member shall be specially allocated items of Company income and gain for such Allocation Year (and, if necessary, subsequent Allocation Years) in an amount equal to such Member's share of the net decrease in Company Minimum Gain, determined in accordance with Regulations Section 1.704-2(g). Allocations pursuant to the previous sentence shall be made in proportion to the respective amounts required to be allocated to each Member pursuant thereto. The items to be so allocated shall be determined in accordance with Sections 1.704-2(f)(6) and 1.704-2(j)(2) of the Regulations. This Section 7.3(a) is intended to comply with the minimum gain chargeback requirement in Section 1.704-2(f) of the Regulations and shall be interpreted consistently therewith.

(b) Member Minimum Gain Chargeback. Except as otherwise provided in Section 1.704-2(i)(4) of the Regulations, notwithstanding any other provision of this Article VII, if there is a net decrease in Member Nonrecourse Debt Minimum Gain attributable to a Member Nonrecourse Debt during any Allocation Year, each Member who has a share of the Member Nonrecourse Debt Minimum Gain attributable to such Member Nonrecourse Debt, determined in accordance with Section 1.704-2(i)(5) of the Regulations, shall be specially allocated items of Company income and gain for such Allocation Year (and, if necessary, subsequent Allocation Years) in an amount equal to such Member's share of the net decrease in Member Nonrecourse Debt Minimum Gain attributable to such Member Nonrecourse Debt, determined in accordance with Regulations Section 1.704-2(i)(4). Allocations pursuant to the previous sentence shall be made in proportion to the respective amounts required to be allocated to each Member pursuant thereto. The items to be so allocated shall be determined in accordance with Sections 1.704-2(i)(4) and 1.704-2(j)(2) of the Regulations. This Section 7.3(b) is intended to comply with the minimum gain chargeback requirement in Section 1.704-2(i)(4) of the Regulations and shall be interpreted consistently therewith.

(c) Qualified Income Offset. In the event any Member unexpectedly receives any adjustments, allocations, or distributions described in Section 1.704-1(b)(2)(ii)(d)(4), Section 1.704-1(b)(2)(ii)(d)(5) or Section 1.704-1(b)(2)(ii)(d)(6) of the Regulations, items of Company income and gain shall be specially allocated to each such Member in an amount and manner sufficient to eliminate, to the extent required by the Regulations, the Adjusted Capital Account Deficit of such Member as quickly as possible, provided that an allocation pursuant to this Section 7.3(c) shall be made only if and to the extent that such Member would have an Adjusted Capital Account Deficit after all other allocations provided for in this Article VII have been tentatively made as if this Section 7.3(c) were not in the Agreement.

(d) Gross Income Allocation. In the event any Member has a deficit Capital Account at the end of any Allocation Year which is in excess of the sum of (i) the amount such Member is obligated to restore pursuant to any provision of this Agreement, and (ii) the amount such Member is deemed to be obligated to restore pursuant to the penultimate sentences of Regulations Sections 1.704-2(g)(1) and 1.704-2(i)(5), each such Member shall be specially allocated items of Company income and gain in the amount of such excess as quickly as possible, provided that an allocation pursuant to this Section 7.3(d) shall be made only if and to the extent that such Member would have a deficit Capital Account in excess of such sum after all other allocations provided for in this Article VII have been made as if Section 7.3(c) and this Section 7.3(d) were not in the Agreement.

(e) Member Nonrecourse Deductions. Any Member Nonrecourse Deductions for any Allocation Year shall be specially allocated to the Member who bears the economic risk of loss with respect to the Member Nonrecourse Debt to which such Member Nonrecourse Deductions are attributable in accordance with Regulations Section 1.704-2(i)(1).

(f) Nonrecourse Deductions. Nonrecourse Deductions for any Allocation Year shall be specially allocated to the Members according to their respective Sharing Ratios.

(g) Section 754 Adjustments. To the extent an adjustment to the adjusted tax basis of any Company asset pursuant to Code Section 734(b) or Code Section 743(b) is required, pursuant to Regulations Section 1.704-1(b)(2)(iv)(m)(2) or Regulations Section 1.704-1(b)(2)(iv)(m)(4), to be taken into account in determining Capital Accounts as the result of a distribution to a Member in complete liquidation of his interest in the Company, the amount of such adjustment to Capital Accounts shall be treated as an item of gain (if the adjustment increases the basis of the asset) or loss (if the adjustment decreases such basis) and such gain or loss shall be specially allocated to the Members in accordance with their interests in the Company in the event that Regulations Section 1.704-1(b)(2)(iv)(m)(2) applies, or to the Member to whom such distribution was made in the event that Regulations Section 1.704-1(b)(2)(iv)(m)(4) applies.

(h) Allocations Relating to Taxable Issuance of Company Interests. Any income, gain, loss or deduction realized as a direct or indirect result of the issuance of an interest by the Company to a Member (the "Issuance Items") shall be allocated among the Members so that, to the extent possible, the net amount of such Issuance Items, together with all other allocations under this Agreement to each Member, shall be equal to the net amount that would have been allocated to each such Member if the Issuance Items had not been realized.

7.4. Curative Allocations. The allocations set forth in Sections 7.2(b),7.3(a), 7.3(b), 7.3(c), 7.3(d), 7.3(e), 7.3(f), 7.3(g), and 7.3(h) (the "Regulatory Allocations") are intended to comply with certain requirements of the Regulations. It is the intent of the Members that, to the extent possible, all Regulatory Allocations shall be offset either with other Regulatory Allocations or with special allocations of other items of Company income, gain, loss or deduction pursuant to this Section 7.4. Therefore, notwithstanding any other provision of this Article VII (other than the Regulatory Allocations), the Management Board shall make such offsetting special allocations of Company income, gain, loss or deduction in whatever manner it determines appropriate so that, after such offsetting allocations are made, each Member's Capital Account balance is, to the extent possible, equal to the Capital Account balance such Member would have had if the Regulatory Allocations were not part of the Agreement and all Company items were allocated pursuant to Sections 7.1, 7.2(a), and 7.3(h). In exercising its discretion under this Section 7.4, the Management Board shall take into account future Regulatory Allocations under Sections 7.3(a) and 7.3(b) that, although not yet made, are likely to offset other Regulatory Allocations previously made under Sections 7.3(e) and 7.3(f).

7.5. Other Allocation Rules.

(a) Profits, Losses and any other items of income, gain, loss or deduction shall be allocated to the Members pursuant to this Article VII as of the last day of each Fiscal Year; provided that Profits, Losses and such other items shall also be allocated at such times as the Gross Asset Values of Company Property are adjusted pursuant to subparagraphs (ii) and (v) of the definition of Gross Asset Value in Section 1.24.

(b) For purposes of determining the Profits, Losses, or any other items allocable to any period, Profits, Losses, and any such other items shall be determined on a daily, monthly, or other basis, as determined by the Management Board using any permissible method under Code Section 706 and the Regulations thereunder.

(c) All allocations to the Members pursuant to this Article VII shall, except as otherwise provided, be divided among them in proportion to their respective Sharing Ratios.

(d) The Members are aware of the income tax consequences of the allocations made by this Article VII and hereby agree to be bound by the provisions of this Article VII in reporting their shares of Company income and loss for income tax purposes, except to the extent otherwise required by law.

(e) Solely for purposes of determining a Member's proportionate share of the "excess nonrecourse liabilities" of the Company within the meaning of Regulations Section 1.752-3(a)(3), the Members' interests in Company profits are as follows: to the Members according to their respective Sharing Ratios.

(f) To the extent permitted by Section 1.704-2(h)(3) of the Regulations, the Management Board shall endeavor to treat distributions of Net Cash From Operations or Net Cash From Sales or Refinancings as having been made from the proceeds of a Nonrecourse Liability or a Member Nonrecourse Debt only to the extent that such distributions would cause or increase an Adjusted Capital Account Deficit for any Member.

7.6. Tax Allocations. In accordance with Code Section 704(c) and the Regulations thereunder, income, gain, loss, and deduction with respect to any property contributed to the capital of the Company shall, solely for tax purposes, be allocated among the Members so as to take account of any variation between the adjusted basis of such property to the Company for federal income tax purposes and its initial Gross Asset Value (computed in accordance with subparagraph (i) of the definition of "Gross Asset Value" in Section 1.24).

In the event the Gross Asset Value of any Company asset is adjusted pursuant to subparagraph (ii) of the definition of "Gross Asset Value" in Section 1.22, subsequent allocations of income, gain, loss, and deduction with respect to such asset shall take account of any variation between the adjusted basis of such asset for federal income tax purposes and its Gross Asset Value in the same manner as under Code Section 704(c) and the Regulations thereunder.

Any elections or other decisions relating to such allocations shall be made by the Management Board in any manner that reasonably reflects the purpose and intention of this Agreement, provided that the Company shall elect to apply the "Traditional Method with Curative Allocations" as permitted by the Regulations under Code Section 704(c). Allocations pursuant to this Section 7.6 are solely for purposes of federal, state, and local taxes and shall not affect, or in any way be taken into account in computing, any Member's Capital Account or share of Profits, Losses, other items, or distributions pursuant to any provision of this Agreement.

Except as otherwise provided in this Agreement, all items of Company income, gain, loss, deduction, and any other allocations not otherwise provided for shall be divided among the Members in the same proportions as they share Profits or Losses, as the case may be, for the Allocation Year.

ARTICLE VIII

DISTRIBUTIONS

8.1. Net Cash From Operations and Net Cash From Sales or Refinancings. Except as otherwise provided in Section 12.3 hereof, Net Cash From Operations and Net Cash from Sales or Refinancings shall be distributed at the discretion of the Management Board in the following order of priority:

(a) First, to all Members no later than April 1 of each calendar year, in an amount equal to forty percent (40%) of the allocations of Profits made to each Member for the previous Fiscal Year pursuant to Section 7.1 of this Agreement, and to Brown and Humphreys in an amount equal to forty percent (40%) of the value of any Profits Interest received which has been recharacterized as a Capital Interest pursuant to any action by the Internal Revenue Service;

(b) Second, the balance, if any, to BEI in proportion to and to the extent of the excess, if any, of the (i) cumulative Priority Return of BEI from the inception of the Company to the end of such fiscal quarter, over (ii) the sum of all prior distributions to BEI pursuant to this Section 8.1(b) and Section 12.3(c)(3) hereof;

(c) Third, the balance, if any, to BEI in proportion to and to the extent of the excess, if any, of (i) BEI's Preferred Capital Contribution, over (ii) the sum of all prior distributions to BEI pursuant to this Section 8.1(c) and Section 12.3(c)(4) hereof;

(d) Fourth, the balance, if any, to the Members based on their Sharing Ratios to the point at which any Member's Capital Account is reduced to zero; and

(e) Fifth, the balance, if any, to the Members according to their Capital Accounts.

8.2. Preferred Capital Contribution. The "Preferred Capital Contribution" of BEI on any date shall be equal to the excess, if any, of (a) BEI's initial equity investment of five million and 00/100 dollars ($5,000,000.00) plus any previously undistributed Priority Return to which BEI is entitled pursuant to this Agreement, over (b) the aggregate of distributions to BEI pursuant to Sections 8.1(c) and 12.3(c)(4) hereof as of such date.

8.3. Amounts Withheld. All amounts withheld or required to be withheld pursuant to the Code or any provision of any state, local or foreign tax law with respect to any payment, distribution or allocation to the Company or the Members and treated by the Code (whether or not withheld pursuant to the Code) or any such tax law as amounts payable by or in respect of any Member or any individual or entity owning an interest, directly or indirectly, in such Member shall be treated as amounts distributed to the Member with respect to which such amount was withheld pursuant to this Article VIII for all purposes under this Agreement. The Management Board is authorized to withhold from distributions, or with respect to allocations, to the Members and to pay over to any federal, state, local or foreign government any amounts required to be so withheld pursuant to the Code or any provisions of any other federal, state, local or foreign law and shall allocate any such amounts to the Members with respect to which such amount was withheld.

ARTICLE IX

DISPOSITION OF MEMBERSHIP INTERESTS

9.1. Pledge Or Other Encumbrance. No Member shall pledge, encumber, grant a security interest in, or otherwise cause or permit any lien to be placed against all or any portion of the Member's Membership Interest without first providing written notice thereof to each of the other Members; and provided further, as a condition thereto, the Member shall require the lender, secured party, or other lienholder to execute an estoppel agreement for the benefit of the Company and the other Members which provides that any foreclosure, sale, transfer, or other disposition of the Member's Interest so encumbered shall be subject to the terms and conditions of this Agreement.

9.2. Transfer Restrictions. Except as provided in Section 9.1 above, no Member shall make a Disposition of all or any part of the Member's Membership Interest in the Company, or right to distributions thereon, or enter into any contract with respect to the foregoing:

(a) If such Disposition, alone or when combined with other transactions, would result in a termination of the Company within the meaning of Section 708 of the Code;

(b) If requested by the Members, without an opinion of counsel satisfactory to the Members that such assignment is subject to an effective registration under, or exempt from the registration requirements of, applicable federal and state securities laws;

(c) Unless and until the Company receives from the Assignee such information and agreements that the Members may reasonably require; and

(d) Without either (i) obtaining the prior written consent of each of the other Members or (ii) complying with each of the following terms and conditions:

(1) A Member proposing to make a Disposition of all or any part of the Member's Membership Interest in the Company or right to receive distributions thereon shall provide written notice thereof to each of the other Members (which notice shall include all of the terms of the proposed Disposition, including the price and payment terms for any sale, the name and address of the proposed transferee, the percentage of the Member's Membership Interest to be transferred, and the date on which the proposed transaction is to occur).

(2) For a period of thirty (30) days after receipt of said notice, the Company shall have the first option, and each of the other Members shall have the second option, to purchase the Membership Interest proposed to be transferred, upon the same terms and conditions (including price and payment terms) as contained in any bona fide offer to purchase such Membership Interest received by the transferor. In the absence of any such bona fide offer, the purchase price for such Membership Interest shall be the Fair Market Value thereof. The determination of whether the Company exercises the first option shall be made without participation of the transferor, and such determination shall require the vote of such other Members holding a majority of the Sharing Ratios of such other Members.

(3) In the event the foregoing right of first refusal option is not exercised by the Company, each of the Members (other than the transferor) shall have the option to purchase said Membership Interest as provided herein, on a pro rata basis in accordance with the ratio of (A) the Sharing Ratio of the Member desiring to exercise such purchase option to (B) the aggregate of all Sharing Ratios of all such other Members desiring to exercise such purchase option.

(4) In the event neither the Company nor any of the other Members exercise their respective options as provided herein, the transferor may make a bona fide Disposition to the prospective transferee of the transferor's right to receive distributions from the Company, but only upon the same terms and conditions as provided in the notice to the other Members; provided, however, in the event the Disposition is not completed within ninety (90) days following the date of the notice to the other Members, no Disposition of said Membership Interest shall be made without first recomplying with the terms and conditions of this Agreement.

(5) As a condition to any such Disposition, the transferee shall be required to execute a counterpart to this Agreement agreeing to be bound by all the terms and conditions hereof, but no such transferee shall have any right to participate in the management of the business and affairs of the Company or to become a Member without the prior written consent of all other Members. Unless such transferee is admitted into the Company as a Member as provided herein, such transferee shall only be entitled to receive distributions and a return of capital, and to share in the profits and losses of the Company, attributable to the interest in the Company assigned to the transferee.

9.3. Option To Purchase Upon The Occurrence Of Certain Events. If any Event of Dissociation occurs with respect to any Member, and the other Members elect to reconstitute and continue the Company as provided herein, then the Company, by vote of a Majority in Interest of the Remaining Members, or failing such vote, each of the Remaining Members, on a pro rata basis, in the manner described in Section 9.2(d)(3) above, shall have the option to purchase such Member's Interest in the Company at Fair Market Value. Such option shall be exercisable for a period of one hundred twenty (120) days following the date on which the other Members elect to reconstitute and continue the Company as provided above.

9.4. Adverse Act Purchase. In addition to the rights granted Members pursuant to Section 9.3 above, Members shall have additional purchase options as described herein upon the occurrence of Adverse Acts as defined in Section 1.3 of this Agreement:

(a) Within thirty (30) days of obtaining actual knowledge (the date of obtaining such actual knowledge, the "Occurrence Date") of the occurrence of an Adverse Act relative to any Member (the "Non-Electing Member"), the other Members (the "Electing Members") shall have the right, but not the obligation, to acquire the Non-Electing Member's interest in the Company. Such election must be exercised, if at all, by delivery of an Election Notice to the Non-Electing Member (with copies to all other Members) within thirty (30) days of the Occurrence Date, which shall specify a date for the consummation of the purchase and sale (the "Tentative Closing Date"), which Tentative Closing Date shall in no event be less than thirty (30) days or more than ninety (90) days from the date of the Non-Electing Member's receipt of the Election Notice. If an Election Notice is given, the purchase price for the Non-Electing Member's interest in the Company shall be ninety percent (90%) of its Appraised Value (as hereinafter defined) as of the date of the Election Notice. If Election Notices are given by more than one Electing Member, then (i) the Tentative Closing Date for all transfers shall be the latest date specified in all such Election Notices, (ii) the portions of the Non-Electing Member's Interest in the Company to be purchased by each such Electing Member shall be in proportion to the Electing Members' Sharing Ratios, and (iii) the appraiser designated in the first such Election Notice to be received by the Non-Electing Member shall be the First Appraiser for purposes of this Section 9.4. In the event of any such election, the following appraisal procedures shall apply:

(b)Any Election Notice issued pursuant to this Section 9.4 shall designate an appraiser (the "First Appraiser"). Within ten (10) days after the delivery of such an Election Notice, the Non-Electing Member shall give written notice to all of the other Members designating a second appraiser (the "Second Appraiser"). If the Second Appraiser is not so designated within such period, then the appointment of the Second Appraiser shall be made in the same manner as is provided below for the appointment of the Third Appraiser in a case where the First and Second Appraisers are unable to agree upon the Third Appraiser. The First and Second Appraisers so designated or appointed shall meet within ten days after the Second Appraiser is appointed and shall each prepare a separate appraisal in the manner set forth below; if, within forty-five (45) days after the Second Appraiser is appointed, the First and Second Appraisers do not agree upon a single Appraised Value (as defined below), they shall themselves appoint a Third Appraiser; and in the event of their being unable to agree upon such appointment within five (5) days of the expiration of such forty-five (45) day period, then either the Non-Electing Member or any Electing Member, on behalf of both, may request such appointment by any judge of the Chancery Court in Benton County, Arkansas. The Third Appraiser so selected or appointed shall thereafter prepare an appraisal within thirty (30) days after his selection or appointment. In the event of the failure, refusal or inability of any appraiser to act, a new appraiser shall be appointed in his stead, which appointment shall be made in the same manner as provided above for the appointment of the appraiser so failing, refusing or being unable to act. Each Member shall pay the fees and expenses of one of the two (2) original appraisers appointed by such Member or in whose stead, as above provided, such appraiser was appointed, and the fees and expenses of the Third Appraiser and all other expenses, if any, shall be borne equally by both parties (all Electing Members constituting one party for purposes of such calculation). Any appraiser designated to serve in accordance with the provisions of this Agreement shall be disinterested and shall be an appraiser qualified to appraise a business of the type conducted by the Company.

(c) The appraisers shall each determine the Appraised Value of one hundred percent (100%) of the Non-Electing Member's Interest in the Company, which shall be the Fair Market Value as of the date of the Election Notice. In calculating such Fair Market Value, such appraisers shall take into consideration all other factors and circumstances normally considered in making appraisals of similar companies. The value agreed upon by the First and Second Appraisers (if such an agreement is reached), or the middle appraisal of all three (3) appraisals (if three (3) appraisals are required), shall be deemed to be and conclusively accepted as the Appraised Value for the purposes of this Section 9.4.

(d) If an Adverse Act results from a Member's failure to pay a Capital Contribution or an Additional Required Capital Contribution, as defined in this Agreement, (a "Defaulting Contribution" by "Defaulting Member"), then those Members, other than the Defaulting Member, shall have the following option: Such Member(s) may loan to the Company such funds which the Defaulting Member fails to pay, which loan will bear interest at the Default Interest Rate, and will be repaid from cash distributions due the Defaulting Member as a priority return before any other distributions of cash to the Defaulting Member.

9.5. Closing; Payment Of Purchase Price. In the event any option described in this Article IX is exercised by the Company or the Remaining Members, and unless otherwise provided for in this Agreement: (i) the closing shall take place at the principal office of the Company within thirty (30) days following the date on which the option is exercised, and (ii) the purchase price shall be paid in accordance with the same terms and conditions as any bona fide third party offer received by the transferor. In the absence of any such bona fide third party offer, the purchase price shall be paid in sixty (60) equal monthly installments with interest at the rate of eight percent (8%) per annum, and such obligation shall be represented by a promissory note in customary form. Any such promissory note shall be secured by a purchase money security interest in the Membership Interest transferred and the purchaser shall have the right to prepay such indebtedness in whole or in part at anytime. At the closing, the purchaser shall execute and deliver said promissory note, a security agreement in customary form, appropriate UCC financing statements and such other documents and instruments reasonably necessary in order to properly document the purchase of said Membership Interest upon the terms contained herein, and the seller shall execute and deliver a general warranty bill of sale and assignment and such other documents and instruments reasonably necessary in order to properly convey and transfer to the purchaser the Membership Interest to be transferred, free and clear of all liens, claims and encumbrances. In the event there are any governmental approvals or other third party consents required in connection with any such sale and transfer, the parties shall use commercially reasonable efforts to obtain such consents and approvals prior to the scheduled closing date, but if such consents and approvals have not been obtained by the scheduled closing date, either party may extend the closing date for a period not in excess of ninety (90) days in order to continue to attempt to obtain all such required consents and approvals.

9.6. Restriction on Transfer of Assignee's and Dissociated Member's Interests. The foregoing restriction on transfer shall also apply to any interest in the Company held by any Assignee or Dissociated Member, and any Assignee or Dissociated Member shall comply with all of the terms and provisions set forth above prior to making any Disposition of any interest in the Company.

9.7. Dispositions Not In Compliance With This Article Void. Any attempted Disposition of a Membership Interest, or any part thereof, not in compliance with this Agreement shall be null and void ab initio.

ARTICLE X

DISSOCIATION OF A MEMBER

10.1. Events Of Dissociation. A person shall cease to be a Member upon the happening of any of the following Events of Dissociation:

(a) The withdrawal of a Member by voluntary act with the affirmative approval or consent of a Majority in Interest of the Members;

(b) The removal of a Member (by a vote of a Majority in Interest of the Remaining Members) following such Member's Disposition of all of his Membership Interest in the Company;

(c) Any Member (i) making an assignment for the benefit of creditors, (ii) filing a voluntary petition in bankruptcy, (iii) being adjudicated a bankrupt or insolvent, (iv) filing a petition or answer seeking for the Member any reorganization, arrangement, composition, readjustment, liquidation, dissolution or similar relief under any statute, law or regulation (or filing any answer or other pleading admitting or failing to contest the material allegations of a petition filed against the Member in any such proceeding), or (v) seeking, consenting to or acquiescing in the appointment of a receiver or liquidator of the Member or of all or any substantial part of the Member's properties;

(d) The occurrence of any event described in Ark. Code Ann. Section 4-32-802(a)(5);

(e) In the case of a Member who is a natural person, the death of the Member or the entry of an order by a court of competent jurisdiction adjudicating the Member incompetent to manage the Member's person or estate;

(f) In the case of a Member who is a trust or is acting as a Member by virtue of being a trustee of a trust, the termination of the trust (but not merely the substitution of a new trustee);

(g) In the case of a Member that is a separate partnership, limited partnership, limited liability company or other organization other than a corporation, the dissolution and commencement of winding up of the separate entity or organization;

(h) In the case of a Member that is a corporation, the filing of a certificate of dissolution, or its equivalent, for the corporation or the revocation of its charter and the lapse of ninety (90) days after notice to the corporation without reinstatement of its charter; or

(i) In the case of an estate, the distribution by the fiduciary of the estate's entire interest in the Company.

10.2. Rights Of Dissociating Member. In the event any Member dissociates prior to the expiration of the Term:

(a) If the Dissociation causes a dissolution and winding up of the Company pursuant to the terms of this Agreement, the Member shall be entitled to participate in the winding up of the Company to the same extent as any other Member, except that any distributions to which the Member would have been entitled shall be reduced by any damages sustained by the Company as a result of the dissolution and winding up; and

(b) If the Dissociation does not cause a dissolution and winding up of the Company under this Agreement, the Member shall become a Dissociated Member, shall no longer have any right to participate in the management or affairs of the Company, and shall be entitled only to receive distributions from the Company in accordance with the Dissociated Member's Sharing Ratio, when and if determined by the Remaining Members in the manner set forth herein.

ARTICLE XI

ADMISSION OF ASSIGNEES AND ADDITIONAL MEMBERS

11.1. Admission of Additional Members. No new or additional Members shall be admitted to the Company as Members except upon the affirmative approval or consent of a Majority in Interest of the Members. In the event any new or additional person is admitted to the Company as a Member, the parties shall execute and deliver an amendment to this Agreement in mutually acceptable form setting forth: (i) the terms and conditions of the admission of the new Member to the Company; (ii) the amount of the capital accounts, Sharing Ratios and Membership Interests of each Member, and (iii) the agreement of all the Members to be bound by this Agreement, as amended by said amendment thereto.

11.2. Rights Of Assignees. An Assignee has no right to participate in the management of the business and affairs of the Company or to become a Member. An Assignee shall only be entitled to receive the distributions and return of capital, and to be allocated the Profits and Losses attributable to the assigned Membership Interest, in accordance with the manner set forth herein.

11.3. Admission of Substitute Members. An Assignee shall be admitted as a substitute Member and succeed to all the rights of the Member who initially assigned the Membership Interest only as provided in Section 4.3. The Members may grant or withhold the approval of such admission in their sole and absolute discretion. If so admitted, the substitute Member shall have all the rights and powers and shall be subject to all the restrictions and obligations of the Member originally assigning the Membership Interest. The admission of a substitute Member, without more, shall not release the Member originally assigning the Membership Interest from any liability to the Company that existed prior to the assignment.

ARTICLE XII

DISSOLUTION AND WINDING UP

12.1. Dissolution. The Company shall be dissolved and its affairs wound up, upon the first to occur of the following events (which, unless the Members agree to continue the business, shall constitute Events of Dissolution):

(a) The expiration of the Term, unless the business of the Company is continued with the consent of a Majority in Interest of the Members;

(b) The unanimous written consent of a Majority in Interest of the Members;

(c) The occurrence of an Event of Dissociation with respect to any Member, unless the business of the Company is continued with the consent of a Majority in Interest of the Remaining Members within ninety (90) days after the occurrence of such Event of Dissociation.

12.2. Effect Of Dissolution. Upon dissolution, the Company shall cease carrying on, as distinguished from the winding up of, the Company business, but the Company is not terminated, and the Company shall continue until the winding up of the affairs of the Company is completed and a certificate of dissolution has been filed with and accepted by the Arkansas Secretary of State, as required by the Act.

12.3. Liquidation. In the event of any such dissolution, the following procedure for liquidation shall apply:

(a) The Members shall proceed to wind up the affairs of the Company as promptly as practical and to liquidate its assets in a commercially reasonable, orderly and businesslike manner. The manner of the sale, liquidation or distribution of any property of the Company shall be determined by a Majority in Interest of the Members, provided such determination is made on a fair and equitable basis in accordance with their reasonable business judgment. In the event a Majority in Interest of the Members is unable to agree on the method of the liquidation of any property of the Company, the Company shall engage an independent investment banking firm or independent auctioneer to market or auction the property of the Company either individually or as a going concern, and any Member shall be free to bid on Company property in connection with any such sale.

(b) Any gain or loss realized by the Company upon the sale of any of its assets shall be allocated to the Members in the manner set forth in Articles VII of this Agreement. To the extent that property is to be distributed in kind, such property shall be deemed to have been sold at Fair Market Value on the date of distribution, the gain or loss being recognized upon such deemed sale shall be allocated among the Members in the manner set forth herein, and the amount of the distribution shall be considered to be the Fair Market Value of the property.

(c) The proceeds of liquidation and all other property of the Company shall be applied and distributed as follows:

(1) First, to pay all bona fide liabilities, debts, and other obligations of the Company, to creditors other than Members, including any expenses incurred in winding up the affairs of the Company, and to fund any reserve reasonably necessary in order to provide for the payment of any contingent liability;

(2) Second, to the payment and discharge of all of the Company's debts and liabilities to Members;

(3) Third, the balance, if any, to BEI in proportion to and to the extent of the excess, if any, of the (i) cumulative Priority Return of BEI from the inception of the Company to the end of such fiscal quarter, over (ii) the sum of all prior distributions to BEI pursuant to Section 8.1(b) and this Section 12.3(c)(3) hereof;

(4) Fourth, the balance, if any, to BEI in proportion to and to the extent of the excess, if any, of

(i) BEI's Preferred Capital Contribution, over (ii) the sum of all prior distributions to BEI pursuant to Section 8.1(c) and this Section 12.3(c)(4) hereof;

(5) Fifth, the balance, if any, to the Members according to their Capital Accounts after giving effect to all contributions, distributions, and allocations for all periods;

provided, however, that no distribution shall be made pursuant to this Section 12.3(c) that creates or increases a Capital Account deficit for any Member which exceeds such Member's obligation (deemed or actual) to restore such deficit, determined as follows: Distributions shall first be determined tentatively pursuant to this Section 12.3(c) without regard to the Members' Capital Accounts, and then the allocation provisions of Article VII shall be applied tentatively as if such tentative distributions had been made. If any Member shall thereby have a deficit Capital Account which exceeds his deemed or actual obligation to restore such deficit, the actual distribution to such Member pursuant to this Section 12.3(c) shall be equal to the tentative distribution to such Member less the amount of the excess to such Member; and

(d) The Members shall designate one or more Members to make, execute, assign, acknowledge and file, on behalf of the Company, all documents necessary or desirable to effect the dissolution, liquidation and winding up of the Company. Each Member, upon request, shall promptly execute, acknowledge and deliver all such documents, certificates and other instruments as shall be reasonably requested to effect the proper termination and dissolution of the Company.

12.4. Winding Up and Certificate of Dissolution. The winding up of the Company shall be completed when all debts, liabilities, and obligations of the Company have been paid and discharged or reasonably adequate provision has been made therefor, and all of the remaining property and assets of the Company shall have been distributed to the Members.

Upon completion of the winding up of the Company, a certificate of dissolution, containing the information required by the Act, shall be filed with the Arkansas Secretary of State as required by the Act.

ARTICLE XIII

MEETINGS

The annual meeting of the Members shall be held at the Company's Principal Office on the 1st day in the month of April at the hour of 10:00 a.m., for the purpose of electing Managers and for the transaction of such other business as may properly come before the meeting. The time and place of such meeting may be changed from year-to-year by the written consent of a Majority in Interest of the Members. If the day fixed for the annual meeting shall be a legal holiday in the State of Arkansas, such meeting shall be held on the next succeeding business day. If the election of Managers shall not be held on the day designated herein for any annual meeting of the Members, or at any adjournment thereof, the Management Board shall cause the election to be held at a special meeting of the Members as soon as reasonably practical.

Any Member may call a special meeting of the Members by giving written notice thereof to each of the other Members at least ten (10) Business Days prior to the date of such meeting. Notice of Company meetings shall be given in the manner provided herein and shall indicate the time, place, and general subject matter of the meeting. Attendance at any such meeting shall constitute a waiver of notice. Unless a different percentage is specifically provided herein, Company action shall require the affirmative vote (in person or by proxy) of a Majority in Interest of the Members. Any action which may be taken by the Company at a meeting may also be taken without a meeting if a consent in writing, setting forth the action so taken, shall be signed by a Majority in Interest of the Members (or by such Members owning a different percentage interest in the Company as otherwise specifically provided in this Agreement). Members may participate in Company meetings by telephone.

ARTICLE XIV

TAXES

14.1. Tax Matters Member. The Members hereby designate Brass Eagle Inc., Attention: Brian Hanna, to be the tax matters partner of the Company pursuant to Section 6231(a)(7) of the Code. Any Member who is designated tax matters partner may not take any action material to the Company or its Members and which is contemplated by Sub-section 6222 through 6233 of the Code without the consent of a Majority in Interest of the Members.

14.2. Tax and Fiscal Year. The tax and fiscal year of the Company shall be the calendar year, unless another year is required by the Code or the regulations thereunder.

14.3. Elections. Tax elections for and on behalf of the Company shall be subject to the approval of a Majority in Interest of the Members.

14.4. Method of Accounting. The Company shall utilize such permissible methods of accounting for tax and financial reporting purposes as determined by a Majority in Interest of the Members.

ARTICLE XV

ACCOUNTING AND RECORDS

15.1. Bank Accounts. All moneys and other funds of the Company shall be deposited in the name of the Company in an account or accounts at a bank or other financial institution acceptable to a Majority in Interest of the Members. The authorized signatories to such accounts shall include only such individuals authorized from time to time in writing by the Company. Company moneys and other funds shall be kept separated and segregated from the funds of each Member.

15.2. Records to be Maintained. The Company shall maintain the following records at its principal office:

(a) A current list of the full name and last known business address of each Member of the Company;

(b) A copy of the Articles of Organization and all amendments thereto, together with executed copies of any powers of attorney pursuant to which any such Articles of Organization or amendments have been executed;

(c) Copies of the Company's federal and state income tax returns and reports, if any, for the three most recent years;

(d) Copies of this Agreement, including all amendments thereto; and

(e) Any financial statements of the Company for the three most recent years.

15.3. Inspection. Upon reasonable request, a Member may, at the Member's own expense, inspect and copy during ordinary business hour any books or records of the Company, wherever located.

15.4. Reports To Members.

(a) The Company shall provide customary financial statements to the Members at least monthly.

(b) The Company shall prepare and provide to the Members by the fifteenth (15th) day of the third (3rd) month following the end of the Company's taxable year all income tax informational returns required by the Code and the laws of any state.

15.5. Capital Accounts. The Company shall maintain a record of the capital account for each Member determined in accordance with this Agreement.

ARTICLE XVI

MISCELLANEOUS PROVISIONS

16.1. Assignment. This Agreement and the rights, obligations and duties of the parties hereunder shall not be assignable or otherwise transferable except as specifically provided herein.

16.2. Fees of Legal Counsel. In the event any party to this Agreement shall employ legal counsel to protect its rights hereunder or to enforce any term or provision hereof, the party prevailing in any such action shall have the right to recover from the other party all of its reasonable attorneys' fees and expenses incurred in relation to such claims.

16.3. Modification. No term or provision contained herein may be modified, amended or waived except by written agreement or consent signed by the required number of Members as provided hereunder.

16.4. Binding Effect and Benefit. This Agreement shall inure to the benefit of, and shall be binding upon, the parties hereto, and their respective heirs, executors, administrators, personal representatives, successors and permitted assigns. Otherwise, this Agreement shall not create any rights for the benefit of any third party.

16.5. Headings And Captions. Subject headings and captions are included for convenience purposes only and shall not affect the interpretation of this Agreement.

16.6. Notice. All notices, requests, demands and other communications permitted or required hereunder shall be in writing, and either (i) delivered in person, (ii) sent by express mail or other overnight delivery service providing receipt of delivery, (iii) mailed by certified or registered mail, postage prepaid, return receipt requested or (iv) sent by telex, telegraph or other facsimile transmission to the Members at the addresses set forth on Exhibit "A" hereto or to such other address as a party may designate by notice. Any such notice or communication shall be effective upon receipt by the addressee.

16.7. Severability. If any portion of this Agreement is held invalid, illegal or unenforceable, such determination shall not impair the enforceability of the remaining terms and provisions contained herein, provided the purposes intent and objects of this Agreement may be attained and achieved through the enforcement of such remaining terms and provisions.

16.8. Waiver. No waiver of a breach or violation of any provision of this Agreement shall operate or be construed as a waiver of any subsequent breach or limit or restrict any right or remedy otherwise available. Any waiver must be in writing.

16.9. Rights and Remedies Cumulative. The rights and remedies expressed herein are cumulative and not exclusive of any rights and remedies otherwise available.

16.10. Gender and Number. Throughout this Agreement, the masculine shall include the feminine and neuter, and the singular shall include the plural and vice versa, as the context requires.

16.11. Entire Agreement. This document constitutes the entire agreement of the parties and supersedes any and all other prior agreements, oral or written, with respect to the subject matter contained herein.

16.12. Governing Law. This Agreement shall be subject to and governed by the laws of the State of Arkansas without giving effect to choice of law principles.

16.13. Counterparts. This Agreement may be executed in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument. It shall not be necessary in making proof of this Agreement to produce or account for more than one counterpart.

16.14. Authority. Each individual signing this Agreement in a representative capacity acknowledges and represents that he/she is duly authorized to execute this Agreement in such capacity in the name of, and on behalf of, the designated corporation, partnership, trust, or other entity.

16.15. No Partnership Intended For Nontax Purposes. The Members have formed the Company as a limited liability company under the Act and expressly do not intend hereby to form a partnership under either the Arkansas Uniform Partnership Act, the Arkansas Revised Limited Partnership Act or any similar law. The Members do not intend to be partners one to another, or partners to any third party. To the extent any Member, by word or action, represents to another person that any other Member is a partner or that the Company is a partnership, the Member making such wrongful representation shall be liable to any other Member who incurs personal liability by reason of such wrongful representation. The Company shall, however, be treated as a partnership for federal and state income tax purposes.

16.16. Rights of Third Parties. This Agreement is entered into among the Company and the Members for the exclusive benefit of the Company, its Members, and their permitted successors and assigns. This Agreement is expressly not intended for the benefit of any creditor of the Company or any other person. Except to the extent expressly required by applicable law, no such creditor or third party shall have any rights under this Agreement or any agreement between the Company and any Member with respect to any capital contribution or otherwise.

16.17. No Partition. Each of the Members, and any other person who shall become a Member, irrevocably waives any and all right that the Member may have to maintain any action for a partition with respect to his or her undivided interest in the property of the Company or to compel any sale thereof under any laws now existing or hereinafter enacted.

IN WITNESS WHEREOF, the undersigned Members have executed this Agreement effective as of the Effective Date as set forth above.

MEMBERS

BRASS EAGLE CHALLENGE PARK INC.

By: /s/ Lynn Scott

Title: President

/s/ Forest Brown

Forest Brown, an individual

/s/ Anderson Humphreys

Anderson Humphreys, an individual

INITIAL MANAGEMENT BOARD

/s/ Marvin W. Griffin

/s/ J. R. Brian Hanna

/s/ Lynn Scott

/s/ Rob Sarrazin

/s/ Forest G. Brown

Forest Brown

/s/ Anderson Humphreys

Anderson Humphreys

EXHIBIT A
Names and Address Of Members	Initial Capital Contribution	No. of Units	Initial Sharing Ratios
Brass Eagle Challenge Park Inc. 1201 S. E. 30th St. Bentonville, AR	$5,000,000.00	87	87%
Forest Brown 2450 West Jefferson Joliet, IL 60435	$50,000	6.5	6.5%
Anderson Humphreys 174 Palisade Memphis, TN 38111		6.5	6.5%

CHALLENGE PARK XTREME, LLC CERTIFICTE OF UNITS OF MEMBERSHIP INTEREST REGISTER
CERTIFICATE NUBMER	DATE ISSUED	MEMBER'S NAME	NUMBER OF UNITS	DATE CANCELED
1		Brass Eagle Challenge Park Inc.	87
2		Forest Brown	6.5
3		Anderson Humphreys	6.5
4
5
6
7
8
9
10

EXHIBIT 11

BRASS EAGLE INC.

STATEMENT OF COMPUTATION OF EARNINGS PER SHARE

(In thousands except share and per share data)

	1999	1998	1997
Pro forma Basic Earnings Per Share
Net Income Available to Common Stockholder	$ 8,185	$ 8,195	$ 3,636
	==========	=========	=========
Weighted Average Common Shares Outstanding	7,246,026	7,239,092	4,860,368
Theoretical Shares Issued Whose Proceeds
Would Have Been Used to Pay Divisional
Equity	0	0	377,926
Pro forma Basic Weighted Average Share
Outstanding	7,246,026	7,239,092	5,238,294
	==========	=========	=========
Pro forma Basic Earnings Per Share	$ 1.13	$ 1.13	$ 0.69
	==========	=========	=========

Diluted Earnings Per Share
Net Income Available to Common Stockholder	$ 8,185	$ 8,195	$ 3,636
	==========	=========	=========
Pro forma Basic Weighted Average Common
Shares Outstanding	7,246,026	7,239,092	5,238,294
Add Dilutive Effect of Stock Options	424,638	432,853	431,710
Weighted Average Dilutive Common Shares
Outstanding	7,670,664	7,671,945	5,670,004
	==========	=========	=========
Diluted Earnings Per Share	$ 1.07	$ 1.07	$ .064
	==========	=========	=========

EXHIBIT 21

BRASS EAGLE INC.

SUBSIDIARIES OF THE REGISTRANT

Brass Eagle Inc., a Delaware corporation, is the parent company. Brass Eagle Challenge Park Inc., a wholly owned subsidiary of Brass Eagle Inc., owns 87% of Challenge Park Xtreme LLC.

Name	Jurisdiction Of Incorporation Or Organization
Brass Eagle Challenge Park Inc.	Delaware corporation
Challenge Park Xtreme LLC d/b/a Challenge Park Xtreme	Arkansas limited liability company

EXHIBIT 23

BRASS EAGLE INC.

CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
Brass Eagle Inc.

We hereby consent to the incorporation by reference of our report on the consolidated financial statements appearing in Brass Eagle Inc. Annual Report on Form 10-K for the year ended December 31, 1999, in the Registration Statement on Form S-8 (as amended, Reg. No. 33-61173) filed with the Securities and Exchange Commission on August 19, 1998 pertaining to the Brass Eagle Inc. 1997 Stock Option Plan and on Form S-8 (as amended, Reg. No. 33-61175) filed with the Securities and Exchange Commission on August 19, 1998 pertaining to the Brass Eagle Inc. Employee Stock Purchase Plan.

                                                                 Crowe, Chizek and Company LLP

Oak Brook, Illinois
March 9, 2000

EXHIBIT 24

BRASS EAGLE INC.

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that the undersigned constitutes and appoints E. Lynn Scott and J.R. Brian Hanna, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign the Annual Report on Form 10-K of Brass Eagle Inc. for the fiscal year ended December 31, 1999 and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

/s/ Marvin W. Griffin

Marvin W. Griffin

Director

Date:  March 9, 2000

EXHIBIT 24

BRASS EAGLE INC.

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that the undersigned constitutes and appoints E. Lynn Scott and J.R. Brian Hanna, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign the Annual Report on Form 10-K of Brass Eagle Inc. for the fiscal year ended December 31, 1999 and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

/s/ Anthony J. Dowd

Anthony J. Dowd

Director

Date:  March 9, 2000

EXHIBIT 24

BRASS EAGLE INC.

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that the undersigned constitutes and appoints E. Lynn Scott and J.R. Brian Hanna, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign the Annual Report on Form 10-K of Brass Eagle Inc. for the fiscal year ended December 31, 1999 and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

/s/ H. Gregory Wold

H. Gregory Wold

Director

Date:  March 9, 2000