Form 10-Q
period 2000-03-31
BRASS EAGLE INC
filed 2000-05-05
CIK 1046112

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

/X/            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2000.

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

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes X No___

The number of shares of the Registrant's Common Stock, $0.01 par value, outstanding as of April 26, 2000 was 7,136,247.

BRASS EAGLE INC.

FORM 10-Q

QUARTER ENDED MARCH 31, 2000

INDEX

Part I:	Financial Information
Item1.	Condensed Consolidated Financial Statements

Independent Accountants' Report

Condensed Consolidated Balance Sheets as of March 31, 2000
(unaudited) and December 31, 1999

Condensed Consolidated Statements of Operations for the Three Months
ended March 31, 2000 (unaudited) and March 31, 1999 (unaudited)

Condensed Consolidated Statements of Cash Flows for the Three
Months ended March 31, 2000 (unaudited) and March 31, 1999
(unaudited)

Notes to Condensed Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and
Results of Operations

Part II:	Other Information

Item 6.	Exhibits and Reports on Form 8-K

Signatures

BRASS EAGLE INC.

PART I:    FINANCIAL INFORMATION

Item 1.   - Financial Statements

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Shareholders
Brass Eagle Inc.
Bentonville, Arkansas

We have reviewed the condensed consolidated balance sheet of Brass Eagle Inc. as of March 31, 2000 and the related condensed consolidated statements of operations and cash flows for the quarters ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Brass Eagle Inc. as of December 31, 1999, and the related consolidated statements of income and cash flows for the year then ended; and in our report dated January 28, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the condensed consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Crowe, Chizek and Company LLP

Oak Brook, Illinois
April 20, 2000

BRASS EAGLE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except share data)

	MARCH 31,	DECEMBER 31,
	2000	1999
	(unaudited)
Assets
Current assets
Cash & cash equivalents	$ 7,711	$ 3,185
Accounts receivable - less allowance
for doubtful accounts of $367 in 2000
and $357 in 1999	15,206	16,888
Due from affiliate	411	420
Inventories	8,789	9,224
Prepaid expenses and other current assets	972	1,831
Deferred taxes	1,221	1,040
Total current assets	34,310	32,588
Property and equipment, net	9,493	9,239
Other assets	1,000	0
Intangible assets, net	6,534	6,618
	$ 51,337	$ 48,445
	==========	=========
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$ 3,327	$ 3,139
Accrued expenses	4,529	2,739
Total current liabilities	7,856	5,878
Minority interest	39	0
Deferred income taxes	596	560
Stockholders' equity
Common stock, $.01 par value, 10,000,000 shares
authorized, 7,254,831 issued and 7,135,131
outstanding in 2000; 7,249,087 issued and
7,129,387 outstanding in 1999	73	72
Additional paid-in capital	25,784	25,758
Retained earnings	17,532	16,720
Treasury stock 119,700 shares at cost	(543)	(543)
	42,846	42,007
	$ 51,337	$ 48,445
	==========	=========

See accompanying notes to condensed consolidated financial statements and independent accountants' report.

BRASS EAGLE INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except share and per share data)

	THREE MONTHS ENDED
	MARCH 31,
	2000	1999
	(unaudited)

Net sales	$ 15,027	$ 19,004
Cost of sales	10,197	11,608
Gross profit	4,830	7,396

Operating expenses	3,688	3,805
Operating income	1,142	3,591

Minority interest	10	0
Interest income / (expense)	147	65
Income before income taxes	1,299	3,656

Provision for income taxes	487	1,426

Net income	$ 812	$ 2,230
	=======	=======
Net income per share:
Basic	$ 0.11	$ 0.31
Diluted	$ 0.11	$ 0.29

Weighted Average Shares Outstanding:
Basic	7,134,942	7,245,036
Diluted	7,527,444	7,691,500

See accompanying notes to condensed consolidated financial statements and independent accountants' report.

BRASS EAGLE INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands)

	THREE MONTHS ENDED
	MARCH 31,
	2000	1999
	(Unaudited)
Cash flows from operating activities
Net income	$ 812	$ 2,230
Adjustments to reconcile net income to net cash from operating activities
Deferred income taxes	(145)	(251)
Depreciation and amortization	466	319
Provision for doubtful accounts	10	48
Minority interest	(10)	0
Stock compensation expense	9	8
Loss on disposition of equipment	67	0
Changes in assets and liabilities
Accounts receivable	1,672	(1,428)
Inventories	435	(2,260)
Prepaid expenses and other assets	868	512
Accounts payable and accrued expenses	1,978	4,799
Net cash provided from operating activities	6,162	3,977

Cash flows from investing activities
Purchases of property and equipment	(653)	(266)
Acquisition of C. M. Support, Inc.	0	(5,000)
Funds deposited in escrow	(1,000)	0
Net cash from investing activities	(1,653)	(5,266)

Cash flows from financing activities
Issuance of stock	17	36
Net cash from financing activities	17	36

Net change in cash	4,526	(1,253)
Cash at beginning of period	3,185	6,836
Cash at end of period	$ 7,711	$ 5,583
	========	========
Supplemental disclosures of cash flow information
Cash paid (refunded) during the period:
Taxes	(940)	178

See accompanying notes to condensed consolidated financial statements and independent accountants' report.

BRASS EAGLE INC.

Notes to Condensed Consolidated Financial Statements
(All information for the three-month periods ended March 31, 2000 and 1999 is unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies and practices followed by Brass Eagle are as follows:

Description of Business:  Brass Eagle is a leading manufacturer of paintball markers and other paintball products. Brass Eagle sells its products through major domestic and international retailers and paintball specialty stores. The financial statements include the accounts of Brass Eagle and its subsidiary.

Interim Results:  The accompanying condensed consolidated balance sheet at March 31, 2000 and the condensed consolidated statements of operations and cash flows for the three month periods ended March 31, 2000 and 1999 are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the results of the interim periods. The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the results expected for the full calendar year. Because all of the disclosures required by generally accepted accounting principles are not included, these interim statements should be read in conjunction with the financial statements and notes thereto contained in Brass Eagle's annual Report on Form 10-K for the fiscal year ended December 31, 1999.

NOTE 2 - INVENTORIES

Inventories consist of the following components (in thousands):

	March 31,	December 31,
	2000	1999

Finished goods	$ 4,675	$ 5,527
Raw materials	4,114	3,697
	$ 8,789	$ 9,224
	========	========

NOTE 3 - NEW ACCOUNTING STANDARD

On March 31, 2000, the Financial Accounting Standard Board issued interpretive guidance on several implementation issues related to APB Opinion 25 on accounting for stock issued to employees. For purposes of applying Opinion 25, an individual would be considered an employee if the company granting the options has sufficient control over the individual as to establish an employer - employee relationship. The relationship is based on case law and IRS regulations. The Board granted an exception to this definition for elected outside members of Brass Eagle's board of directors.

Under ABP Opinion 25, fixed option plans for employees - that is, those plans whose terms, including price and number of shares granted, remain the same throughout the duration of the plan - have no compensation expense associated with the options when the exercise price is equal to the fair value of the stock at the grant date. That is an exception to the general requirement that all awards to employees in which the number of shares or the exercise price may change do have an element of compensation expense under Opinion 25. When a company directly or indirectly reprices options, it has changed the terms of the plan, which would make it a variable plan under Opinion 25. The interpretation is generally effective beginning July 1. The interpretation applies prospectively at that date for repricings that occurred after December 15, 1998. It also applies prospectively on July 1 to new awards granted after December 15, 1998 for purposes of applying the definition of employee.

In November 1999, Brass Eagle repriced certain options granted to employees after December 15, 1998. As a result, Brass Eagle anticipates recognizing an element of compensation expense under ABP opinion 25 beginning in the third quarter of 2000.

NOTE 4 - COMMITTMENT

On March 29, 2000 Brass Eagle signed a purchase agreement to purchase substantially all of the assets of JT USA, L. P. of Chula Vista, California for $32.0 million in cash. The closing of this transaction is subject to a number of conditions to closing, but assuming the satisfaction of all conditions it is expected to occur on or about June 30, 2000. In conjunction with signing the purchase agreement Brass Eagle was required to deposit $1.0 million in escrow.

Under the terms of the agreement, the JT USA business will continue to manufacture its core line of products under the JT label as well as produce masks and accessory products for Brass Eagle. The JT USA business will retain its headquarters and manufacturing facility in California and operate as a subsidiary of Brass Eagle. In addition, John Gregory, founder and President of JT USA has signed a long-term consulting agreement with Brass Eagle.

NOTE 5 - CREDIT FACILITY & LONG-TERM DEBT BORROWINGS

On February 15, 2000, Brass Eagle entered into a commitment for a Senior Credit Facility for $40.0 million. The Senior Credit Facility is comprised of an $8 million revolving credit facility and a $32 million acquisition facility designated for the pending acquisition of JT USA, L. P. Borrowings would bear interest as designated by Brass Eagle at either the bank's prime rate (adjusted up to prime plus 1.50% based on Brass Eagles' leverage ratio) or LIBOR (plus 1.25% to 2.50 % based on Brass Eagles' leverage ratio).

The agreement includes certain restrictive covenants including maintaining a minimum net worth of $40.0 million at time of borrowing plus 75% of net income, a leverage ratio of 2.25 through September 30, 2000 and 2.00 thereafter, a fixed charge coverage ratio of 2.25 from March 31, 2001 to December 30, 2001 and 2.50 at December 31, 2001 and beyond, minimum EBITDA of $6.0 million for the six months ended June 30, 2000, $12.0 million for the nine months ended September 30, 2000 and $20 million for the period ended December 31, 2000 and limits capital expenditures to $4.0 million in 2000 and $4.5 million in 2001 and thereafter.

In addition, the agreement provides for an excess cash flow recapture requirement for the first two years of the agreement equal to 50% of the excess cash flow over fixed charges not to exceed $750,000.

ITEM 2. -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements for the three months ended March 31, 2000 and the 1999 10-K.

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

(2)  Failure to obtain new customers or retain existing customers;

(3)  Inability to carry out marketing and sales plans;

(4)  Loss of key executives;

(5)  General economic and business conditions which are less favorable than expected; and

(6)  Unanticipated changes in industry trends.

RESULTS OF OPERATIONS

The following table sets forth operations data as a percentage of sales for the periods indicated:

	Three Months Ended
	March 31,
	2000	1999
Sales	100.0%	100.0%
Cost of sales	67.9%	61.1%
Gross profit	32.1%	38.9%
Operating expenses	24.5%	20.0%
Operating income	7.6%	18.9%
Net income	5.4%	11.7%

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

Sales.  Sales decreased by 21.1% to $15.0 million for the three months ended March 31, 2000 compared to $19.0 million in the three months ended March 31, 1999. The decrease in sales was primarily due to a decrease in marker sales. Major retailers reduced purchases of certain markers in anticipation of new product introduction in the second quarter of 2000. In addition, major retailers have significantly reduced inventory levels in the three months ended March 31, 2000 compared to the three months ended March 31, 1999.

Domestic sales decreased by 22.7% to $14.3 million (or 95.1% of sales) for the three months ended March 31, 2000 from $18.5 million (or 97.5% of sales) for the three months ended March 31, 1999. International sales increased by 57.3% to $733,000 (4.9% of sales) for the three months ended March 31, 2000 from $466,000 (or 2.5% of sales) for the three months ended March 31, 1999. The increase in international sales was primarily due to increased sales to Canadian customers.

Gross Profit.  Gross profit as a percentage of net sales decreased to 32.1% for the three months ended March 31, 2000 as compared to 38.9% for the three months ended March 31, 1999. This decrease was in part due to a change in sales mix as marker sales were a higher percentage of sales in the three months ended, March 31, 1999 compared to the three months ended March 31, 2000. In addition, Brass Eagle discounted certain models of its existing marker line in preparation for the introduction of new product and the company depleted through sales its remaining inventory of purchased paintballs at lower than normal margins.

Operating Expenses.  Operating expenses decreased by 2.6% to $3.7 million in the three months ended March 31, 2000 compared to $3.8 million in the three months ended March 31, 2000. The net decrease of $100,000 was primarily due to an increase in product development and marketing expenses and a decrease in incentive compensation expenses and acquisition costs.

Operating Income.  Operating income decreased by 69.4% to $1.1 million in the three months ended March 31, 2000 as compared to $3.6 million in the three months ended March 31, 1999. The decrease was primarily due to decreased sales and lower gross profit percentages.

Interest.  Brass Eagle recorded interest income of $147,000 for the three months ended March 31, 2000 as compared to interest income of $65,000 for the three months ended March 31, 1999. The change was primarily the result of lower interest bearing cash deposits in the first quarter of 1999 due to the purchase of C. M. Support in January, 1999 for $5.0 million in cash.

Income Tax Rate.  Brass Eagle's effective federal and state income tax rate was 37.5% for the three months ended March 31, 2000 and 39% for the three months ended March 31, 1999. The decrease in the income tax rate is due to Brass Eagle qualifying for certain Missouri enterprise zone tax credits.

Liquidity and Capital Resources

At March 31, 2000 Brass Eagle had working capital of $26.5 million. Brass Eagle is in the process of finalizing a $40.0 million line of credit with Bank of America. Brass Eagle is planning capital expenditures of approximately $1.7 million for the remainder of 2000 for the expansion and improvement of manufacturing capacity, $3.8 million additional investment in the joint venture that will own and operate Challenge Park and $32.0 million for the JT USA acquisition. The investments will be funded from available cash and borrowings from the credit facility.

Brass Eagle believes that funds generated from operations, together with borrowings under the credit facility, will be adequate to meet its anticipated cash requirements for at least the next 18 months. Brass Eagle may, when and if the opportunity arises, acquire or participate in other businesses or ventures involved in activities or having product lines that are compatible with those of Brass Eagle or pursue the vertical integration of production capabilities for one or more of Brass Eagle's products which are currently purchased from third parties. The capital expenditures that would be associated with any such activities that would occur in the future would be funded with available cash and cash equivalents, borrowings from the credit facility, working capital, or a combination of these sources

Net cash provided by operating activities for the three months ended March 31, 2000 was $6.2 million, consisting primarily of net income of $812,000, depreciation and amortization expense of $466,000, plus net decrease in accounts receivable of $1.7 million, an increase in accounts payable and accrued expenses of $2 million, a decrease in prepaid expenses of $800,000 and a decrease in inventory of $435,000.

Net cash used in investing activities was $1.7 million for the three months ended March 31, 2000. This is due to $1.0 million being placed in escrow for the JT USA acquisition and $653,000 of purchases of property and equipment.

Net cash provided by financing activities was $17,000 in the three months ended March 31, 2000, due to issuance of common stock.

Item 6.  Exhibits and Reports on Form 8-K

     The following exhibits are filed with this Report or are incorporated herein by reference to previously filed material:

(a)  Exhibits

Exhibit
Number	Description of Document

10 (i)

Second Amendment to Lease Agreement between Ozark Terminal, Inc. and Registrant dated April 1, 2000 (First Amendment to Lease Agreement incorporated by reference to Exhibit 10 (i) to Form 10-Q for the third quarter ended September 30, 1999, and Lease Agreement incorporated by reference to Exhibit 10 (vii) to Form 10-K for the year ended December 31, 1997, in 0-23385)

11	Statement of Computation of Earnings Per Share

27	Financial Data Schedule

______________________________________________________________________________

(b)  Reports on Form 8-K:

The Company filed a Current Report on Form 8-K dated March 29, 2000 announcing that Brass Eagle had signed an agreement to purchase substantially all of the assets of JT USA, L. P. of Chula Vista, California.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Brass Eagle Inc.

Date: May 5,2000	By: /s/ J. R. Brian Hanna
J. R. Brian Hanna
Vice President-Finance and Chief Financial Officer and Treasurer
(on behalf of the Registrant and as the Registrant's principal Financial and Accounting Officer)

EXHIBIT INDEX

    The following exhibits are filed with this Report or are incorporated herein by reference to previously filed material:

NUMBER	DESCRIPTION OF DOCUMENT

10 (i)

Second Amendment to Lease Agreement between Ozark Terminal, Inc. and Registrant dated April 1, 2000 (First Amendment to Lease Agreement incorporated by reference to Exhibit 10 (i) to Form 10-Q for the third quarter ended September 30, 1999, and Lease Agreement incorporated by reference to Exhibit 10 (vii) to Form 10-K for the year ended December 31, 1997, in 0-23385)

11	Statement of Computation of Earnings Per Share

27	Financial Data Schedule

Exhibit 10 (i)

SECOND AMENDMENT TO LEASE AGREEMENT

    THIS SECOND AMENDMENT ("Amendment") is made as of April 1, 2000, between OZARK TERMINAL, INC., a Missouri corporation ("Landlord") and BRASS EAGLE, INC., a Delaware corporation ("Tenant").

RECITALS

    A. Landlord and Tenant entered into a Lease Agreement dated as of December 9, 1997 by which landlord leased to Tenant certain space within the Ozark Terminal facility (the "Facility") located at Lime Kiln Road, Neosho, Newton County, Missouri.

    B. Landlord and Tenant amended the Lease Agreement by first Amendment to Lease Agreement dated September 14, 1999 (the Lease Agreement as so amended is referred to as the "Lease").

    C. Tenant is currently occupying under the Lease approximately 50,325 square feet of warehouse space located in Area 3 of the Facility and approximately 7,040 square feet of space in Area 4 which includes certain offices and restrooms covering approximately 2,400 square feet of that Area 4 space.

    D. Tenant wishes to lease approximately 5,600 additional square feet of warehouse space in Area 4.

    E. Landlord and Tenant desire to amend the Lease to provide for the Leasing of the additional warehouse space in Area 4.

    THEREFORE, in consideration of the premises and the mutual covenants and agreements set forth in this Amendment and in the Lease, landlord and Tenant agree as follows:

    1. The paragraph entitled "Premises" in Section 1 of the Lease is hereby deleted in its entirety and replaced with the following:

Premises:  Approximately 50,325 square feet of warehouse space in Area 3 and approximately 12, 640 square feet of warehouse space in Area 4 (collectively, the "Warehouse Space") within the Ozark Terminal facility (the "Facility") at Lime Kiln Road, Neosho, Newton County, Missouri, which is located on land legally described on attached Exhibit A, together with the associated parking area (the "Parking Area"), subject to landlord's right of ingress and egress over and across the Parking Area to other portions of the Facility and public roads, and the right to use, in common with landlord, the truck dock area (the "Truck Dock"). The Warehouse Space, the Parking Area, and the Truck Dock are depicted on attached Exhibit B and are collectively referred to as the "Premises."

    2. Exhibit B attached to the Lease is hereby replaced by the new Exhibit B attached to this Amendment.

    3. The paragraph entitled "Rent" in Section 1 of the Lease is hereby deleted in its entirety and replaced with the following:

Rent:  Commencing April 1, 2000 and for each month thereafter to and including December, 2002, Tenant shall pay Rent on the first day of each such month in the amount of $8,658.

Commencing January 1, 2003 and for each month thereafter to and including December, 2003, Tenant shall pay Rent on the first day of each such month in the amount of $8,920.

Commencing January 1, 2004 and for each month ethereafter to and including December, 2004, Tenant shall pay Rent on the first day of each such month in the amount of $9,183.

    4. Landlord shall have no obligation to make any improvements to the Premises to accommodate Tenant's use and possession of the same. Tenant is authorized, at its sole cost, to add a wall or fence to separate the additional warehouse space in Area 4 from other space in Area 4 currently occupied by Daisy Manufacturing Company.

    5. "Tenant's pro rata share", as defined in Section 10 of the Lease, is changed from 8.3% to 9.0%.

    6. The terms of this Amendment shall become effective on April 1, 2000.

    7. Capitalized terms used but not defined in this Amendment shall have the meanings assigned to them in the Lease.

    8. All terms and provisions of the Lease not inconsistent or in conflict with the terms of this Amendment shall remain in full force and effect.

    IN WITNESS WHEREOF, Landlord and Tenant have caused this Amendment to be executed as of the day and year first above written.

OZARK TERMINAL, INC.

By: /s/ Kevin Bowman
Name: Kevin Bowman
Title: President
LANDLORD

BRASS EAGLE, INC.

By: /s/ Steven R. DeMent
Name: Steven R. DeMent
Title: VP of Operations
TENANT

EXHIBIT B

Layout of Ozark Terminal, Inc. marking the area that Brass Eagle Inc. has leased.

Exhibit 11

STATEMENT OF COMPUTATION OF EARNINGS PER SHARE

(In thousands except share and per share data)

	THREE MONTHS ENDED
	MARCH 31,
	2000	1999
Basic Net Income Per Share
Net income available to common stockholders	$ 812	$ 2,230
	========	========
Weighted average common shares outstanding	7,134,942	7,245,036
	========	========
Basic net income per share	$ 0.11	$ 0.31
	========	========

Diluted Net Income Per Share
Net income available to common stockholders	$ 812	$ 2,230
	========	========
Pro forma basic weighted average common shares
Outstanding	7,134,942	7,245,036
Add dilutive effect of stock options	392,502	446,464
Weighted average dilutive common shares outstanding	7,527,444	7,691,500
	========	========
Diluted net income per share	$ 0.11	$ 0.29
	========	========