Form 10-Q
period 2000-06-30
BRASS EAGLE INC
filed 2000-08-11
CIK 1046112

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

/X/            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2000.

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

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes X No___

The number of shares of the Registrant's Common Stock, $0.01 par value, outstanding as of July 31, 2000 was 7,137,447.

BRASS EAGLE INC.

FORM 10-Q

QUARTER ENDED JUNE 30, 2000

INDEX

Part I:	Financial Information
Item1.	Condensed Consolidated Financial Statements

Independent Accountants' Report

Condensed Consolidated Balance Sheets as of June 30, 2000
(unaudited) and December 31, 1999

Condensed Consolidated Statements of Operations for the Three and
Six Months ended June 30, 2000 (unaudited) and June 30, 1999
(unaudited)

Condensed Consolidated Statements of Cash Flows for the Six
Months ended June 30, 2000 (unaudited) and June 30, 1999
(unaudited)

Notes to Condensed Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and
Results of Operations

Part II:	Other Information

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

Signatures

BRASS EAGLE INC.

PART I:    FINANCIAL INFORMATION

Item 1.   - Condensed Consolidated Financial Statements

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Shareholders
Brass Eagle Inc.
Bentonville, Arkansas

We have reviewed the condensed consolidated balance sheet of Brass Eagle Inc. as of June 30, 2000 and the related condensed consolidated statements of operations for the three month and six month periods ended June 30, 2000 and 1999, and the condensed consolidated statements of cash flows for the six month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

Crowe, Chizek and Company LLP

Oak Brook, Illinois
July 25, 2000

BRASS EAGLE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except share data)

	JUNE 30,	DECEMBER 31,
	2000	1999
	(unaudited)
Assets
Current assets
Cash & cash equivalents	$ 3,008	$ 3,185
Accounts receivable - less allowance
for doubtful accounts of $410 in 2000
and $357 in 1999	18,241	16,888
Due from affiliate	484	420
Inventories	12,867	9,224
Prepaid expenses and other current assets	1,142	1,831
Deferred taxes	1,363	1,040
Total current assets	37,105	32,588
Property and equipment, net	11,737	9,239
Other assets	350	0
Intangible assets, net	35,332	6,618
	$ 84,524	$ 48,445
	==========	==========
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$ 6,264	$ 3,139
Accrued expenses	5,187	2,739
Current maturities of long-term debt	5,607	0
Total current liabilities	17,058	5,878
Minority interest	29	0
Long-term debt, less current maturities	22,418	0
Deferred income taxes	625	560
Stockholders' equity
Common stock, $.01 par value, 10,000,000 shares
authorized, 7,255,947 issued and 7,136,247
outstanding in 2000; 7,249,087 issued and
7,129,387 outstanding in 1999	73	72
Additional paid-in capital	25,790	25,758
Retained earnings	19,074	16,720
Treasury stock 119,700 shares at cost	(543)	(543)
	44,394	42,007
	$ 84,524	$ 48,445
	==========	==========

See accompanying notes to condensed consolidated financial statements.

BRASS EAGLE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except share and per share data)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2000	1999	2000	1999
	(unaudited)		(unaudited)

Net sales	$ 16,765	$ 17,416	$ 31,792	$ 36,420
Cost of sales	10,779	9,670	20,976	21,278
Gross profit	5,986	7,746	10,816	15,142

Operating expenses	3,661	3,359	7,349	7,164
Operating income	2,325	4,387	3,467	7,978

Minority interest	11	0	21	0
Interest income / (expense)	125	55	272	120
Income before income taxes	2,461	4,442	3,760	8,098

Provision for income taxes	919	1,610	1,406	3,036

Net income	$ 1,542	$ 2,832	$ 2,354	$ 5,062
	========	=======	=======	=======
Net income per share:
Basic	$ 0.22	$ 0.39	$ 0.33	$ 0.70
Diluted	$ 0.21	$ 0.37	$ 0.31	$ 0.66

Weighted average shares outstanding:
Basic	7,136,186	7,246,434	7,135,907	7,245,739
Diluted	7,520,672	7,730,061	7,525,240	7,709,827

See accompanying notes to condensed consolidated financial statements.

BRASS EAGLE INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	SIX MONTHS ENDED
	JUNE 30,
	2000	1999
	(Unaudited)
Cash flows from operating activities
Net income	$ 2,354	$ 5,062
Adjustments to reconcile net income to net cash from operating activities
Deferred income taxes	(258)	(139)
Depreciation and amortization	940	664
Provision for doubtful accounts	12	91
Minority interest	(21)	0
Stock compensation expense	14	16
Loss on disposition of equipment	67	0
Changes in assets and liabilities
Accounts receivable	294	(54)
Inventories	(1,282)	(6,702)
Prepaid expenses and other assets	1,052	171
Accounts payable and accrued expenses	3,795	4,020
Net cash provided from operating activities	6,967	3,129

Cash flows from investing activities
Purchases of property and equipment	(2,438)	(2,081)
Acquisition of assets of JT USA, L. P.	(32,374)	0
Acquisition of C. M. Support, Inc.	0	(5,000)
Net cash from investing activities	(34,812)	(7,081)

Cash flows from financing activities
Bank loan fees	(350)	0
Issuance of stock	18	59
Proceeds from long-term debt	28,000	0
Net cash from financing activities	27,668	59

Net change in cash	(177)	(3,893)
Cash at beginning of period	3,185	6,836
Cash at end of period	$ 3,008	$ 2,943
	========	========
Supplemental disclosures of cash flow information
Cash paid (refunded) during the period:
Taxes	$ (51)	$ 2,758
Supplemental schedules of non-cash investing and financing activities:
In conjunction with the acquisition of assets of JT USA, LP
liabilities were assumed as follows:
Fair value of assets acquired	$ 34,177	$ 0
Cash paid	32,374	0
Liabilities assumed	$ 1,803	$ 0

See accompanying notes to condensed consolidated financial statements.

BRASS EAGLE INC.
Notes to Condensed Consolidated Financial Statements
(All information for the three and six month periods ended June 30, 2000 and 1999 is unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies and practices followed by Brass Eagle are as follows:

Description of Business:  Brass Eagle is a leading manufacturer of paintball markers and other paintball products. Brass Eagle sells its products through major domestic and international retailers and paintball specialty stores. The financial statements include the accounts of Brass Eagle and its subsidiaries.

Interim Results:  The accompanying condensed consolidated balance sheet at June 30, 2000 and the condensed consolidated statements of operations and cash flows for the three month and six month periods ended June 30, 2000 and 1999 are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the results of the interim periods. The results of operations for the three month and six month periods ended June 30, 2000 are not necessarily indicative of the results expected for the full calendar year. Because all of the disclosures required by generally accepted accounting principles are not included, these interim statements should be read in conjunction with the financial statements and notes thereto contained in Brass Eagle's 1999 Annual Report for the fiscal year ended December 31, 1999.

NOTE 2 - INVENTORIES

Inventories consist of the following components (in thousands):

	June 30,	December 31,
	2000	1999

Finished goods	$ 6,528	$ 5,527
Raw materials	6,339	3,697
	$ 12,867	$ 9,224
	========	========

NOTE 3 - NEW ACCOUNTING STANDARD

On March 31, 2000, the Financial Accounting Standard Board (FASB) issued interpretive guidance on several implementation issues related to APB Opinion 25 on accounting for stock issued to employees. For purposes of applying Opinion 25, an individual would be considered an employee if the company granting the options has sufficient control over the individual as to establish an employer - employee relationship. The relationship is based on case law and IRS regulations. The FASB granted an exception to this definition for elected outside members of the board of directors.

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

In November 1999, Brass Eagle repriced certain options granted to employees after December 15, 1998. As a result, Brass Eagle will recognize an element of compensation expense under ABP opinion 25 beginning in the third quarter of 2000 if the company's stock price at that time exceeds the repriced stock price of $8 per share for these options.

NOTE 4 - ACQUISITION

On June 30, 2000 Brass Eagle completed the acquisition of substantially all of the assets of JT USA, L. P. of Chula Vista, California for $32.0 million in cash. In addition, Brass Eagle spent approximately $374,000 for closing costs for the purchase. The assets involved included all patent and trademark rights, molds, tools and dies used to produce product, all existing product lines, a lease of real property in Chula Vista, California, substantially all existing contracts, licenses and permits, all inventory, all accounts receivable and goodwill. The assets will be owned by Brass Eagle's newly formed subsidiary, JT USA Inc.

The purchase price of $32.4 million was allocated as follows:

(in thousands)

Current assets	$ 4,448
Property and equipment	798
Liabilities	(1,803)
Net assets acquired	3,443

Excess of cost over fair value	28,931
Purchase price	$ 32,374
=======

The $28.9 million intangible asset will be amortized over 20 years.

The following unaudited pro forma information presents a summary of the results of operations of Brass Eagle as if the acquisition had occurred on January 1, 1999 (in thousands, except for per share data):

	SIX MONTH PERIOD	SIX MONTH PERIOD
	ENDING JUNE 30, 2000	ENDING JUNE 30, 1999
Net sales	39,744	42,654
Operating income	4,620	8,394
Net income	2,482	4,699

Net income per share:
Basic	.35	.65
Diluted	.33	.61

Weighted average shares outstanding:
Basic	7,135,907	7,245,739
Diluted	7,525,240	7,709,827

These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have resulted had the acquisition occurred on the date indicated, or may result in the future. Management expects to gain synergies in marketing, product development, purchasing, sales and distribution in future periods as a result of the acquisition.

NOTE 5 - CREDIT FACILITY & LONG-TERM DEBT BORROWINGS

On June 30, 2000, Brass Eagle signed a credit agreement for a Senior Credit Facility of $40.0 million. The Senior Credit Facility is comprised of a $10.0 million revolving credit facility, a $2.0 million term loan and a $28.0 million term loan for the acquisition of substantially all of the assets of JT USA, L. P. The credit facility is secured by all real property exclusive of Brass Eagle's investment in Challenge Park LLC.

As of June 30, 2000 Brass Eagle utilized the $28.0 million term loan for the acquisition of substantially all of the assets of JT USA, L. P. The loan requires quarterly principal payments beginning September 2000. The loan matures in five years and the principal payments required are calculated based on the full amortization of the principal over the five years. Borrowings bear interest as designated by Brass Eagle at either the bank's prime rate (Adjusted up to prime plus 1.50% based on Brass Eagles' leverage ratio) or LIBOR (plus 1.25% to 2.50% based on Brass Eagle's leverage ratio).

Long-term debt maturities for the subsequent periods ended June 30 are as follows:

2001	$5.6 million
2002	$5.6 million
2003	$5.6 million
2004	$5.6 million
2005	$5.6 million

The agreement includes certain restrictive covenants including maintaining a minimum net worth of $40.0 million at time of borrowing plus 75% of net income, a leverage ratio of 2.25 through September 30, 2000 and 2.00 thereafter, a fixed charge coverage ratio of 2.25 from June 30, 2001 to December 30, 2001 and 2.50 at December 31, 2001 and beyond, minimum EBITDA of $10.0 million for the nine months ended September 30, 2000, $17.5 million for the period ended December 31, 2000, $6.0 million year to date for the quarter ending March 31, 2001 and $12.0 million year to date at quarter ending June 30, 2001. The agreement also limits capital expenditures to $4.0 million in 2000 and $4.5 million in 2001 and thereafter.

In addition, the agreement provides for an excess cash flow recapture requirement for the first two years of the agreement equal to 50% of the excess cash flow over fixed charges not to exceed $750,000.

Financing costs incurred are capitalized and are amortized over the five-year life of the loan.

ITEM 2. -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements for the three months and six months ended June 30, 2000 and Brass Eagle's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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

(5)    General economic and business conditions which are less favorable than expected; and

(6)    Unanticipated changes in industry trends.

RESULTS OF OPERATIONS

The following table sets forth operations data as a percentage of sales for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2000	1999	2000	1999
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	64.3%	55.5%	66.0%	58.4%
Gross profit	35.7%	44.5%	34.0%	41.6%
Operating expenses	21.8%	19.3%	23.1%	19.7%
Operating income	13.9%	25.2%	10.9%	21.9%
Net income	9.2%	16.3%	7.4%	13.9%

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

Sales.    Sales decreased by 3.4% to $16.8 million for the three months ended June 30, 2000 compared to $17.4 million in the three months ended June 30, 1999. The decrease in sales is primarily due to major retailers significantly reducing inventory levels in the three months ended June 30, 2000 compared to the three months ended June 30, 1999.

Domestic sales decreased by 6.7% to $15.3 million (or 91.1% of sales) for the three months ended June 30, 2000 from $16.4 million (or 94.3% of sales) for the three months ended June 30, 1999. International sales increased by 50.0% to $1.5 million (8.9% of sales) for the three months ended June 30, 2000 from $1.0 million (or 5.7% of sales) for the three months ended June 30, 1999. The increase in international sales was primarily due to increased sales to Canadian customers.

Gross Profit.    Gross profit as a percentage of net sales decreased to 35.7% for the three months ended June 30, 2000 as compared to 44.5% for the three months ended June 30, 1999. This decrease was in part due to increased promotional pricing and a change in sales mix as marker sales were a higher percentage of sales in the three months ended June 30, 1999 compared to the three months ended June 30, 2000. Favorable manufacturing variances decreased for the three months ended June 30, 2000 compared to the three months ended June 30, 1999.

Operating Expenses.    Operating expenses increased by 8.8% to $3.7 million in the three months ended June 30, 2000 compared to $3.4 million in the three months ended June 30, 1999. The increase was primarily due to an increase in selling and advertising costs, and start up costs associated with Challenge Park.

Operating Income.    Operating income decreased by 47.7% to $2.3 million in the three months-ended June 30,2000 as compared to $4.4 million in the three months ended June 30, 1999. The decrease was primarily due to lower gross profit percentages.

Interest.    Brass Eagle recorded net interest income of $125,000 for the three months ended June 30, 2000 as compared to interest income of $55,000 for the three months ended June 30, 1999. The interest income increase was due to a higher average investment balance yielding a higher rate of interest.

Income Tax Rate.    Brass Eagle's effective federal and state income tax rate was 37.3% for the three months ended June 30, 2000 and 36.2% for the three months ended June 30, 1999. The rate was adjusted for the three months ended June 30, 1999 for the Missouri enterprise zone tax credits.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

Sales.    Sales decreased by 12.6% to $31.8 million for the first six months of 2000 compared to $36.4 million the first six months of 1999. The decrease in sales is primarily due to major retailers significantly reducing inventory levels for the six months ended June 30, 2000 compared to the six months ended June 30, 1999.

Domestic sales decreased by 15.2% to $29.6 million (or 93.1% of sales) for the six months ended June 30, 2000 from $34.9 million (or 95.9% of sales) for the six months ended June 30, 1999. International sales increased by 46.7% to $2.2 million (or 6.9% of sales) for the six months ended June 30, 2000 from $1.5 million (or 4.1% of sales) for the six months ended June 30, 1999. International sales increased primarily because of increased sales to Canadian customers.

Gross profit.    Gross profit as a percentage of net sales decreased to 34.0% for the first six months of 2000 compared to 41.6% for the first six months of 1999. The decrease was in part due to a change in sales mix as marker sales were a higher percentage of sales for the six months ended June 30, 1999 compared to the six months ended June 30, 2000. Favorable manufacturing variances decreased for the six months ended June 30, 2000 compared to the six months ended June 30, 1999.

Operating expenses.    Operating expenses increased by 1.4% to $7.3 million the first six months of 2000 compared to $7.2 million in the first six months of 1999. The increase was primarily due to an increase in selling and advertising costs, and a decrease to incentive compensation expense.

Operating income.    Operating income decreased by 56.3% to $3.5 million in the first six months of 2000 compared to $8.0 million in the first six months of 1999. The decrease was primarily due to decreased sales and lower gross profit percentages.

Interest.    Brass Eagle recorded net interest income of $272,000 in the first six months of 2000 compared to interest income of $120,000 in the first six months of 1999. The interest income increase was due to a higher average investment balance yielding a higher rate of interest.

Income tax rate.    Brass Eagle's effective federal and state income tax rate was 37.4% in the first six months ended June 30, 2000 and 37.5% for the first six months ended June 30, 1999.

Liquidity and Capital Resources

At June 30, 2000 Brass Eagle had working capital of $20.0 million. Brass Eagle has finalized a $40.0 million line of credit with Bank of America. Brass Eagle is planning capital expenditures of approximately $1.4 million for the remainder of 2000 for the expansion and improvement of manufacturing capacity and $2.3 million additional investment in the joint venture that will own and operate Challenge Park. The investments will be funded from available cash and borrowings from the credit facility.

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

Net cash provided by operating activities for the six months ended June 30, 2000 was $7.0 million, consisting primarily of net income of $2.4 million, depreciation and amortization expense of $940,000, plus net decrease in accounts receivable of $306,000, an increase in accounts payable and accrued expenses of $3.8 million, a decrease in prepaid expenses of $1.1 million, an increase in inventory of $1.3 million and an increase in deferred taxes of $258,000.

Net cash used in investing activities was $34.8 million for the six months ended June 30, 2000. This is due to $32.4 million spent for the JT USA acquisition and $2.4 million of purchases of property and equipment.

Net cash provided by financing activities was $27.7 million in the six months ended June 30, 2000, due to the proceeds from borrowings from Brass Eagle's Senior Credit Facility of $28.0 million and paid bank loan fees of $350,000.

PART II: OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

(a)    On June 22, 2000 Brass Eagle held its Third Annual Meeting of Stockholders in Bentonville, Arkansas, for the purposes of electing four members of the Board of Directors.

(b)    The following table sets forth the directors elected at such meeting and the number of votes for and withheld for each director:

Directors	For	Withheld

Marvin W. Griffin	6,840,596	144,038
E. Lynn Scott	6,834,672	149,962
Anthony J. Dowd	6,834,485	150,149
H. Gregory Wold	6,840,596	144,038

Item 5. Other Information

Pursuant to newly adopted rules of the Securities and Exchange Commission, any proposals of stockholders intended to be presented at Brass Eagle's annual meeting of stockholders in 2001 must be received by Brass Eagle at its principal executive offices a reasonable time prior to April 1, 2001 in order to be included in Brass Eagle's Proxy Statement and form of Proxy relating to that meeting. If a stockholder intends to present a proposal at Brass Eagle's annual meeting in 2001 without requesting Brass Eagle to include the proposal in Brass Eagle's proxy material, the stockholder must notify Brass Eagle of the proposal a reasonable time prior to April 1, 2001. Otherwise, at the meeting management may, with regard to the proposal, use its discretionary authority to vote the proxies held by it even though there will be no discussion of the proposal in the 2001 proxy statement.

Item 6.  Exhibits and Reports on Form 8-K

     The following exhibits are filed with this Report:

(a)  Exhibits

Exhibit
Number	Description of Document

10 (i)	Credit Agreement between Brass Eagle Inc. and Bank of America, N. A., as Administrative Agent, effective June 30, 2000

11	Statement of Computation of Earnings Per Share

27	Financial Data Schedule

______________________________________________________________________________

(b)  Reports on Form 8-K:

The Company filed a Current Report on Form 8-K dated June 30, 2000 announcing that Brass Eagle had completed the acquisition of substantially all of the assets of JT USA, LP of Chula Vista, California.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Brass Eagle Inc.

Date: August 11, 2000	By: /s/ J. R. Brian Hanna
J. R. Brian Hanna
Vice President-Finance and Chief Financial Officer and Treasurer
(on behalf of the Registrant and as the Registrant's principal Financial and Accounting Officer)

EXHIBIT INDEX

    The following exhibits are filed with this Report:

NUMBER	DESCRIPTION OF DOCUMENT

10 (i)	Credit Agreement between Brass Eagle Inc. and Bank of America, N. A., as Administrative Agent, effective June 30, 2000

11	Statement of Computation of Earnings Per Share

27	Financial Data Schedule

BRASS EAGLE INC.

Exhibit 10 (i)

CREDIT AGREEMENT

dated as of June 30, 2000

among

Brass Eagle, Inc.,

as Borrower

and

Each of Its Direct and Indirect Subsidiaries

and

The Lenders Party Hereto

and

BANK OF AMERICA, N.A.,

as Administrative Agent

___________________________

BANK OF AMERICA, N.A.,

as Lead Arranger and Book Manager

    CREDIT AGREEMENT, dated as of June 30, 2000, among BRASS EAGLE, INC., each direct and indirect SUBSIDIARY of Brass Eagle, Inc. (which either are defined as a Subsidiary below and listed on Schedule 4.12, or are hereafter added as borrowing Subsidiaries pursuant to the terms hereof), the LENDERS party hereto and BANK OF AMERICA, N.A., as Administrative Agent.

    The parties hereto agree as follows:

ARTICLE 1.  DEFINITIONS

Section 1.1.  Defined Terms

    As used in this Credit Agreement, the following terms have the meanings specified below:

"A Term Commitment" means, with respect to each Lender having an A Term Commitment, the commitment of such Lender to make an A Term Loan hereunder, expressed as an amount representing the maximum aggregate amount of such Lender's A Term Loan hereunder. The amount of each applicable Lender's A Term Commitment is set forth on Schedule 2.1. The aggregate amount of the A Term Commitments is $28,000,000.

"A Term Loan" means a Loan referred to in Section 2.1(b) and made pursuant to Section 2.4.

"A Term Maturity Date" means June 30, 2005.

"ABR", when used in reference to any Loan or Borrowing, refers to whether such Loan, or the Loans comprising such Borrowing, are bearing interest at a rate determined by reference to the Alternate Base Rate.

"Account Debtor" means a Person who is obligated on a Receivable.

"Adjusted LIBO Rate" means, with respect to any Eurodollar Borrowing for any Interest Period, an interest rate per annum (rounded upwards, if necessary, to the next 1/100 of 1%) equal to (a) the LIBO Rate for such Interest Period multiplied by (b) the Statutory Reserve Rate.

"Administrative Agent" means BOA, in its capacity as administrative agent for the Lenders hereunder.

"Administrative Questionnaire" means an Administrative Questionnaire in a form supplied by the Administrative Agent.

"Affiliate" means, with respect to a specified Person, another Person that directly, or indirectly through one or more intermediaries, Controls or is Controlled by or is under common Control with the Person specified.

"Aggregate A Term Percentage" means, at any time, the percentage equal to a fraction (a) the numerator of which is the unpaid principal amount at such time of the A Term Loan and (b) the denominator of which is the sum of (i) the higher of (A) the sum of the Revolving Credit Exposures at such time and (B) the total Revolving Commitments at such time and (ii) the aggregate unpaid principal amount at such time of the A Term Loan and the B Term Loans.

"Aggregate B Term Percentage" means, at any time, the percentage equal to 100% minus the sum of the Aggregate Revolving Percentage at such time and the Aggregate A Term Percentage at such time.

"Aggregate Revolving Percentage" means, at any time, the percentage equal to a fraction (a) the numerator of which is the higher of (i) the sum of the Revolving Credit Exposures at such time and (ii) the total Revolving Commitments at such time and (b) the denominator of which is the sum of (i) the amount determined under clause (a) of this definition and (ii) the aggregate unpaid principal amount at such time of the A Term Loan and the B Term Loans.

"Alternate Base Rate" means, for any day, a rate per annum equal to the greater of (i) the Prime Rate in effect on such day and (ii) the Federal Funds Effective Rate in effect on such day plus 1/2 of 1%. Any change in the Alternate Base Rate due to a change in the Prime Rate or the Federal Funds Effective Rate shall be effective from and including the effective date of such change in the Prime Rate or the Federal Funds Effective Rate, respectively.

"Applicable Margin" means, at all times during the applicable periods set forth below: (i) with respect to ABR Revolving Borrowings, ABR A Term Loan Borrowings and Swingline Borrowings, the percentage set forth below under the heading "Revolving, A Term and Swingline ABR Margin", (ii) with respect to Eurodollar Revolving Borrowings, Eurodollar A Term Loan Borrowings and Letters of Credit fees payable under Section 3.3(e), the percentage set forth below under the heading "Revolving, A Term and LC Fee Eurodollar Margin", (iii) with respect to ABR B Term Loan Borrowings, the percentage set forth below under the heading "B Term ABR Margin", and (iv) with respect to Eurodollar B Term Loan Borrowings, the percentage set forth below under the heading "B Term Eurodollar Margin":

When the Leverage Ratio is greater than	and less than or equal to	Revolving,A Term and Swingline ABR Margin	Revolving, A Term and LC Fee Eurodollar Margin	B Term ABR Margin	B Term Eurodollar Margin
___	1.00:1.00	0 bps	125 bps	0 bps	125 bps
1.00:1.00	1.50:1.00	50 bps	175 bps	50 bps	175 bps
1.50:1.00	2.00:1.00	100 bps	225 bps	100 bps	225 bps
2.00:1.00	___	150 bps	250 bps	150 bps	250 bps

    Changes in the Applicable Margin resulting from a change in the Leverage Ratio shall be based upon the certificate most recently delivered under Section 6.1(e) and shall become effective on the date such certificate is delivered to the Administrative Agent. Notwithstanding anything to the contrary in this definition, (i) if any Loan Party shall fail to deliver to the Administrative Agent such a certificate on or prior to any date required hereby, the Leverage Ratio for purposes of this defined term only shall be deemed to be in excess of 2:00:1.00 from and including such date to the date of delivery to the Administrative Agent of such certificate, and (ii) during the period commencing on the Effective Date and ending on the date of delivery of the first such certificate, the Leverage Ratio for purposes of this defined term only shall be deemed to be in excess of 1.50:1.00 but less than or equal to 2:00:1.00.

"Applicable Percentage" means, with respect to any applicable Lender, the percentage of the total Revolving Commitments represented by such Lender's Revolving Commitment. If the Revolving Commitments have terminated or expired, the Applicable Percentages shall be determined based upon the Revolving Commitments most recently in effect, giving effect to any assignments.

"Assignment and Acceptance" means an assignment and acceptance entered into by a Lender and an assignee (with the consent of any party whose consent is required by Section 10.4), and accepted by the Administrative Agent, substantially in the form of Exhibit A or any other form approved by the Administrative Agent.

"Availability Period" means the period from and including the Effective Date to but excluding the earlier of the Revolving Maturity Date and the date of termination of the Revolving Commitments.

"B Term Commitment" means, with respect to each Lender having a B Term Commitment, the commitment of such Lender to make a B Term Loan hereunder, expressed as an amount representing the maximum aggregate amount of such Lender's B Term Loan hereunder. The amount of each applicable Lender's B Term Commitment is set forth on Schedule 2.1. The aggregate amount of the B Term Commitments is $2,000,000.

"B Term Loan" means a Loan referred to in Section 2.1(c) and made pursuant to Section 2.4.

"B Term Maturity Date" means June 30, 2005.

"bps" means basis points.

"BOA" means Bank of America, N.A. and its successors.

"Board" means the Board of Governors of the Federal Reserve System of the United States of America.

"Borrower" means Brass Eagle, Inc., a Delaware corporation.

"Borrowing" means (a) Revolving Loans, A Term Loan or B Term Loans, as applicable, of the same Type made, converted or continued on the same date and, in the case of Eurodollar Loans, as to which a single Interest Period is in effect or (b) a Swingline Loan.

"Borrowing Base" means at any time an amount equal to the sum of:

(a)  70% of the face value of Eligible Receivables due and owing at such time (which percentage may be increased to 80% by the Required Lenders at their sole and absolute discretion), plus

(b)  50% of the lesser of cost or market value of Eligible Inventory.

"Borrowing Base Certificate" means a certificate in the form of Exhibit D attached hereto.

"Borrowing Request" means a request by the Borrower for a Borrowing in accordance with Section 2.3.

"Business Day" means any day that is not a Saturday, Sunday or other day on which commercial banks in St. Louis, Missouri are authorized or required by law to remain closed, provided that, when used in connection with a Eurodollar Loan, the term "Business Day" shall also exclude any day on which banks are not open for dealings in dollar deposits in the London interbank market.

"Capital Expenditures" of any Person means expenditures (whether paid in cash or other consideration or accrued as a liability) for fixed or capital assets (excluding any capitalized interest and any such asset acquired in connection with normal replacement and maintenance programs properly charged to current operations and excluding any replacement assets acquired with the proceeds of insurance) made by such Person.

"Capital Lease Obligations" of any Person means the obligations of such Person to pay rent or other amounts under any lease of (or other arrangement conveying the right to use) real or personal property, or a combination thereof, which obligations are required to be classified and accounted for as capital leases on a balance sheet of such Person under GAAP, and the amount of such obligations shall be the capitalized amount thereof determined in accordance with GAAP.

"Change in Control" means (i) upon the consummation of Initial Transaction or at any time thereafter, the ownership, directly or indirectly, beneficially or of record, by any Person or group (within the meaning of the Securities Exchange Act of 1934 and the rules of the Securities and Exchange Commission thereunder as in effect on the date hereof), other than Charter Oak Partners, of shares representing 25% or more of the aggregate ordinary voting power or economic interests represented by the issued and outstanding equity securities of the Borrower on a fully diluted basis, or (ii) the occupation of a majority of the seats (other than vacant seats) on the board of directors of the Borrower by Persons who were neither (x) nominated by the board of directors of the Borrower nor (y) appointed by directors so nominated. With respect to Charter Oak Partners, "Change of Control" means if Charter Oak Partners should reduce its shareholding in the Borrower to less than 25% of the issued and outstanding shares.

"Change in Law" means (a) the adoption of any law, rule or regulation after the date of this Credit Agreement, (b) any change in any law, rule or regulation or in the interpretation or application thereof by any Governmental Authority after the date of this Credit Agreement or (c) compliance by any Credit Party (or, for purposes of Section 3.5(b), by any lending office of such Credit Party or by such Credit Party's holding company, if any) with any request, guideline or directive (whether or not having the force of law) of any Governmental Authority made or issued after the date of this Credit Agreement.

"Class", when used in reference to any Loan or Borrowing, refers to whether such Loan, or the Loans comprising such Borrowing, are Revolving Loans, A Term Loans, B Term Loans or Swingline Loans.

"Code" means the Internal Revenue Code of 1986.

"Collateral" means any and all "Collateral" or "Mortgaged Property", as defined in any applicable Security Document.

"Consolidated EBITDA" means, for any period, Consolidated Net Income for such period of the Borrower and the Subsidiaries, plus, without duplication and to the extent deducted in determining Consolidated Net Income, the sum of (i) Consolidated Interest Expense for such period, (ii) provision for income taxes for such period, (iii) the aggregate amount attributable to depreciation and amortization for such period, (iv) the aggregate amount of extraordinary and non-recurring charges during such period and (v) the aggregate amount of non-cash expenses during such period, and minus, without duplication and to the extent added in determining Consolidated Net Income for such period, the aggregate amount of extraordinary, non-cash and non-recurring additions to income during such period. Notwithstanding anything to the contrary in this definition, for purposes hereof, the term "Consolidated EBITDA" shall be computed, on a consistent basis, to reflect purchases, acquisitions, sales, transfers and dispositions made by the Borrower (including the Initial Transaction) and the Subsidiaries during the relevant period as if they occurred at the beginning of such period.

"Consolidated Fixed Charges" means, for any period, the sum of each of the following with respect to the Borrower and the Subsidiaries, determined on a consolidated basis in accordance with GAAP, (i) the aggregate amount of all interest expense, both expensed and capitalized (including Consolidated Interest Expense for such period), (ii) the aggregate amount of all fee expense, both expensed and capitalized, (iii) the aggregate of all scheduled principal amounts that become payable during such period in respect of Indebtedness (excluding any prepayment under Section 2.7(b) relating to Excess Cash Flow) and (iv) the aggregate amount of all cash dividends paid during such period.

"Consolidated Interest Expense" means, for any period, interest and fees accrued, accreted or paid by the Borrower and the Subsidiaries during such period in respect of the Indebtedness of the Borrower and the Subsidiaries, determined on a consolidated basis in accordance with GAAP, including (i) the amortization of debt discounts to the extent included in interest expense in accordance with GAAP, (ii) the amortization of all fees (including fees with respect to interest rate cap agreements or other agreements or arrangements entered into by the Borrower or any Subsidiary designed to protect the Borrower or such Subsidiary, as applicable, against fluctuations in interest rates) payable in connection with the incurrence of Indebtedness to the extent included in interest expense in accordance with GAAP and (iii) the portion of any rents payable under capital leases allocable to interest expense in accordance with GAAP.

"Consolidated Net Income" means, for any period, the net income (or net loss) of the Borrower and the Subsidiaries during such period after giving effect to deduction of or provision for all operating expenses, all Taxes and reserves (including reserves for deferred Taxes and all other proper deductions), all determined on a consolidated basis in accordance with GAAP.

"Consolidated Net Worth" means, as of any date, all amounts which would, in conformity with GAAP, be included under "shareholders' equity" (or any like caption) on a consolidated balance sheet of the Borrower and the Subsidiaries as of such date.

"Consolidated Total Debt" means, as of any date, the aggregate principal amount of all Indebtedness of the Borrower and the Subsidiaries that would be reflected as liabilities on a consolidated balance sheet of the Borrower and the Subsidiaries as of such date prepared in accordance with GAAP.

"Control" means the possession, directly or indirectly, of the power to direct or cause the direction of the management or policies of a Person, whether through the ability to exercise voting power, by contract or otherwise. The terms "Controlling" and "Controlled" have meanings correlative thereto.

"Credit Parties" means the Administrative Agent, the Issuing Bank and the Lenders.

"Default" means any event or condition which constitutes an Event of Default or that upon notice, lapse of time or both would, unless cured or waived, become an Event of Default.

"Dollars" or "$" refers to lawful money of the United States of America.

"Effective Date" means the date on which all of the conditions specified in Section 5.1 are satisfied (or waived in accordance with Section 10.2).

"Eligible Inventory" means items of Inventory of the Borrower and the Subsidiaries held for sale in the ordinary course of the business of the Borrower and the Subsidiaries (but not including packaging or shipping materials or maintenance supplies) which are deemed by the Administrative Agent in the exercise of its sole and absolute discretion to be eligible for inclusion in the calculation of the Borrowing Base. Unless otherwise approved in writing by the Administrative Agent, no Inventory shall be deemed to be Eligible Inventory unless it meets all of the following requirements: (a) such Inventory is owned by Borrower and the Subsidiaries, is subject to the Security Interest, which is perfected as to such Inventory, and is subject to no other Lien whatsoever other than a Permitted Lien; (b) such Inventory consists of raw materials or finished products, but shall not include work in progress; (c) such Inventory is in good condition and meets all standards applicable to such goods, their use or sale imposed by any governmental agency, or department or division thereof, having regulatory authority over such matters; (d) such Inventory is currently either usable or saleable, at prices approximating at least the cost thereof, in the normal course of Borrower's or the Subsidiary's business; (e) such Inventory is not obsolete or returned or repossessed or used goods taken in trade; (f) such Inventory is located at one of the principal places of business of the Borrower or its Subsidiaries; (g) such Inventory is not subject to foreign sales of the Borrower or its Subsidiaries; and (h) such Inventory is in the possession and control of Borrower or its Subsidiaries and not any third party, or, if located in a warehouse or other similar facility leased by Borrower or its Subsidiaries, the warehouseman or lessor has delivered to the Administrative Agent a waiver and consent in form and substance satisfactory to the Lender.

"Eligible Receivables" means all Receivables of the Borrower and its Subsidiaries other than the following: (i) Receivables which remain unpaid as of 90 days after the original date of the applicable invoice; (ii) all Receivables owing by a single Account Debtor, including a currently scheduled Receivable, if 25% or more of the balance owing by such Account Debtor are ineligible by reason of the criteria set forth in clause (i) above; (iii) Receivables with respect to which the Account Debtor is an Affiliate of Borrower; (iv) Receivables existing on or within the 15th day following the Effective Date with respect to which the Account Debtor is the United States of America or any department, agency or instrumentality thereto unless filings in accordance with the U.S. Claims Act have been completed and filed, acknowledged and processed in a manner satisfactory to Administrative Agent; (v) Receivables with respect to which the Account Debtor is not a resident of the United States, unless Borrower has obtained for the benefit of the Administrative Agent and the account of Borrower a letter of credit in form and substance and issued or confirmed by a bank satisfactory to the Administrative Agent in the Administrative Agent's sole discretion securing such Account Debtor's payments on such Receivables or unless such obligee has obtained for the benefit of Administrative Agent F.C.I.A. insurance insuring such Account Debtor's payment of such Receivables; (vi) Receivables with respect to goods that have been rejected as unsatisfactory by the Account Debtor or with respect to services that have been rejected as unsatisfactory by the Account Debtor; (vii) Receivables which are not invoiced (and dated as of the date of such invoice) and sent to the Account debtor within twenty (20) days after delivery of the underlying goods to or performance of the underlying services for the Account Debtor; (viii) Receivables with respect to which Administrative Agent does not have a first and valid, fully perfected security interest; (ix) Receivables with respect to which the Account Debtor is the subject of bankruptcy or a similar insolvency proceeding or has made an assignment or the benefit of creditors or whose assets have been conveyed to a receiver or trustee; (x) Receivables with respect to which the Account Debtor's obligation to pay the Receivable is conditional upon the Account Debtor's approval or is otherwise subject to any repurchase obligation or return right, as with sales made on a bill-and-hold, guarantied sale, sale-and-return, sale on approval (except with respect to Receivables in connection with which Account Debtors are entitled to return Inventory solely on the basis of the quality of such Inventory) or consignment basis; (xi) Receivables owing by any supplier to Borrower and subject to offset against trade accounts payable owing to such Account Debtor to the extent of such offset; and (xii)  any Receivable of an Account Debtor with respect to particular goods still in the possession of Borrower or included in Inventory against which the Account Debtor has filed a financing statement under the UCC or has obtained or purported to have obtained a Lien or security interest. If a previously scheduled Eligible Receivable ceases to be an Eligible Receivable under the above criteria, Borrower shall notify the Administrative Agent thereof.

"Environmental Laws" means all laws, rules, regulations, codes, ordinances, orders, decrees, judgments, injunctions, notices or binding agreements issued, promulgated or entered into by any Governmental Authority, relating in any way to the environment, preservation or reclamation of natural resources, the management, release or threatened release of any Hazardous Material or to health and safety matters.

"Environmental Liability" means any liability, contingent or otherwise (including any liability for damages, costs of environmental remediation, fines, penalties or indemnities), of any Loan Party directly or indirectly resulting from or based upon (i) violation of any Environmental Law, (ii) the generation, use, handling, transportation, storage, treatment or disposal of any Hazardous Materials, (iii) exposure to any Hazardous Materials, (iv) the release or threatened release of any Hazardous Materials into the environment or (v) any contract, agreement or other consensual arrangement pursuant to which liability is assumed or imposed with respect to any of the foregoing.

"ERISA" means the Employee Retirement Income Security Act of 1974.

"ERISA Affiliate" means any trade or business (whether or not incorporated) that, together with the Borrower or any Subsidiary, is treated as a single employer under Section 414(b) or (c) of the Code or, solely for purposes of Section 302 of ERISA and Section 412 of the Code, is treated as a single employer under Section 414 of the Code.

"ERISA Event" means (i) any "reportable event", as defined in Section 4043 of ERISA or the regulations issued thereunder with respect to a Plan (other than an event for which the 30-day notice period is waived); (ii) the existence with respect to any Plan of an "accumulated funding deficiency" (as defined in Section 412 of the Code or Section 302 of ERISA), whether or not waived; (iii) the filing pursuant to Section 412(d) of the Code or Section 303(d) of ERISA of an application for a waiver of the minimum funding standard with respect to any Plan; (iv) the incurrence by the Borrower or any ERISA Affiliate of any liability under Title IV of ERISA with respect to the termination of any Plan; (v) the receipt by the Borrower or any ERISA Affiliate from the PBGC or a plan administrator of any notice relating to an intention to terminate any Plan or Plans or to appoint a trustee to administer any Plan; (vi) the incurrence by the Borrower or any ERISA Affiliate of any liability with respect to the withdrawal or partial withdrawal from any Plan or Multiemployer Plan; or (vii) the receipt by the Borrower or any ERISA Affiliate of any notice, or the receipt by any Multiemployer Plan from the Borrower or any ERISA Affiliate of any notice, concerning the imposition of Withdrawal Liability or a determination that a Multiemployer Plan is, or is expected to be, insolvent or in reorganization, within the meaning of Title IV of ERISA.

"Eurodollar", when used in reference to any Loan or Borrowing, refers to whether such Loan, or the Loans comprising such Borrowing, are bearing interest at a rate determined by reference to the Adjusted LIBO Rate.

"Event of Default" has the meaning assigned to such term in Article 8.

"Excess Cash Flow" means, for any period, Consolidated EBITDA in respect of such period, minus, without duplication, the sum of each of the following with respect to the Borrower and the Subsidiaries, determined on a consolidated basis in accordance with GAAP, (i) Capital Expenditures (to the extent not financed using the proceeds of the Loans) made during such period and permitted under Section 7.17, (ii) Consolidated Fixed Charges (excluding any prepayment under Section 2.7(b) in respect of any prior fiscal year), (iii) the aggregate amount of cash Taxes paid for such period; (iv) amounts invested in the Challenge Park project (not to exceed $5,300,000); and (v) working capital investments (not to exceed $750,000 per year) for such period.

"Excluded Taxes" means, with respect to any Credit Party or any other recipient of any payment to be made by or on account of any obligation of any Loan Party under any Loan Document, (i) income or franchise taxes imposed on (or measured by) its net income by the United States of America, or by the jurisdiction under the laws of which such recipient is organized or in which its principal office is located or, in the case of any Credit Party, in which its applicable lending office is located, (ii) any branch profits taxes imposed by the United States of America or any similar tax imposed by any other jurisdiction in which such Loan Party is located and (iii) in the case of a Foreign Lender, any withholding tax that is imposed on amounts payable to such Foreign Lender at the time such Foreign Lender becomes a party to this Credit Agreement (or designates a new lending office) or is attributable to such Foreign Lender's failure to comply with Section 3.7(e), except to the extent that such Foreign Lender (or its assignor, if any) was entitled, at the time of designation of a new lending office (or assignment), to receive additional amounts from such Loan Party with respect to such withholding tax pursuant to Section 3.7(a).

"Federal Funds Effective Rate" means, for any day, a rate per annum (expressed as a decimal, rounded upwards, if necessary, to the next higher 1/100 of 1%) equal to the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System arranged by federal funds brokers on such day, as published by the Federal Reserve Bank of New York on the Business Day next succeeding such day, provided that (i) if the day for which such rate is to be determined is not a Business Day, the Federal Funds Effective Rate for such day shall be such rate on such transactions on the next preceding Business Day as so published on the next succeeding Business Day, and (ii) if such rate is not so published for any day, the Federal Funds Effective Rate for such day shall be the average of the quotations for such day on such transactions received by the Administrative Agent from three Federal Funds brokers of recognized standing selected by it.

"Financial Officer" means the chief financial officer, principal accounting officer, treasurer or controller of any Loan Party.

"Fixed Charge Coverage Ratio" means, as of the end of any fiscal quarter (beginning June 30, 2001), the quotient of (i) Consolidated EBITDA for the period of four consecutive fiscal quarters ending thereon divided by (ii) Consolidated Fixed Charges for such period.

"Foreign Lender" means any Lender that is organized under the laws of a jurisdiction other than that in which the applicable Loan Party is located. For purposes of this definition, the United States of America, each State thereof and the District of Columbia shall be deemed to constitute a single jurisdiction.

"GAAP" means generally accepted accounting principles in effect from time to time in the United States of America.

"Governmental Authority" means the government of the United States of America, any other nation or any political subdivision thereof, whether state or local, and any agency, authority, instrumentality, regulatory body, court, central bank or other entity exercising executive, legislative, judicial, taxing, regulatory or administrative powers or functions of or pertaining to government.

"Guarantee" of or by any Person (the "guarantor") means any obligation, contingent or otherwise, of the guarantor guaranteeing or having the economic effect of guaranteeing any Indebtedness or other obligation of any other Person (the "primary obligor") in any manner, whether directly or indirectly, and including any obligation of the guarantor, direct or indirect, (i) to purchase or pay (or advance or supply funds for the purchase or payment of) such Indebtedness or other obligation or to purchase (or to advance or supply funds for the purchase of) any security for the payment thereof, (ii) to purchase or lease property, securities or services for the purpose of assuring the owner of such Indebtedness or other obligation of the payment thereof, (iii) to maintain working capital, equity capital or any other financial statement condition or liquidity of the primary obligor as to enable the primary obligor to pay such Indebtedness or other obligation or (iv) as an account party in respect of any letter of credit or letter of guaranty issued to support such Indebtedness or obligation, provided that the term "Guarantee" shall not include endorsements for collection or deposit in the ordinary course of business. The term "Guaranteed" has a meaning correlative thereto.

"Hazardous Materials" means all explosive or radioactive substances or wastes and all hazardous or toxic substances, wastes or other pollutants, including petroleum or petroleum distillates, asbestos or asbestos containing materials, polychlorinated biphenyls, radon gas, infectious or medical wastes and all other substances or wastes of any nature regulated pursuant to any Environmental Law.

"Hedging Agreement" means any interest rate protection agreement, foreign currency exchange agreement, commodity price protection agreement or other interest or currency exchange rate or commodity price swap, cap, collar, hedging or other like arrangement.

"Indebtedness" of any Person means, without duplication, (i) all obligations of such Person for borrowed money or with respect to deposits or advances of any kind, (ii) all obligations of such Person evidenced by bonds, debentures, notes or similar instruments, (iii) all obligations of such Person upon which interest charges are customarily paid, (iv) all obligations of such Person under conditional sale or other title retention agreements relating to property acquired by such Person, (v) all obligations of such Person in respect of the deferred purchase price of property or services (excluding current accounts payable incurred in the ordinary course of business), (vi) all Indebtedness of others secured by (or for which the holder of such Indebtedness has an existing right, contingent or otherwise, to be secured by) any Lien on property owned or acquired by such Person, whether or not the Indebtedness secured thereby has been assumed, (vii) all Guarantees by such Person of Indebtedness of others, (viii) all Capital Lease Obligations of such Person, (ix) all obligations, contingent or otherwise, of such Person as an account party in respect of letters of credit and letters of guaranty, (x) the principal balance outstanding under any synthetic lease, tax retention operating lease, off-balance sheet loan or similar off-balance sheet financing product of the Borrower or any Subsidiary where such transaction is considered borrowed money indebtedness for tax purposes but is classified as an operating lease under GAAP, (xi) all obligations of such Person to pay a specified purchase price for goods or services whether or not delivered or accepted (e.g., take-or-pay obligations) or similar obligations and (xii) all obligations, contingent or otherwise, of such Person in respect of bankers' acceptances. The Indebtedness of any Person shall include the Indebtedness of any other entity (including any partnership in which such Person is a general partner) to the extent such Person is liable therefor as a result of such Person's ownership interest in or other relationship with such entity, except to the extent the terms of such Indebtedness provide that such Person is not liable therefor.

"Indemnified Taxes" means Taxes other than Excluded Taxes.

"Indemnitee" has the meaning assigned to such term in Section 10.3(b).

"Initial Transaction Documents" means (i) the governing Target acquisition document, and (ii) each other agreement, instrument or other document executed or delivered in connection therewith.

"Initial Transaction" means the acquisition by the Borrower of certain of the assets of Target for an aggregate purchase price not greater than $32,000,000 pursuant to the applicable Initial Transaction Documents.

"Interest Election Request" means a request by the Borrower to convert or continue a Borrowing in accordance with Section 3.2.

"Interest Payment Date" means (i) with respect to any ABR Loan, the last day of each March, June, September and December, (ii) with respect to any Eurodollar Loan, the last day of the Interest Period applicable to the Borrowing of which such Loan is a part and, in the case of a Eurodollar Loan with an Interest Period of more than three months' duration, each day prior to the last day of such Interest Period that occurs at intervals of three months' duration after the first day of such Interest Period, (iii) as to all Revolving Loans, the Revolving Maturity Date, (iv) as to the A Term Loan, the A Term Maturity Date, (v) as to all B Term Loans, the B Term Maturity Date and (vi) with respect to any Swingline Loan, the Swingline Maturity Date.

"Interest Period" means, with respect to any Eurodollar Borrowing, the period commencing on the date of such Borrowing and ending on the numerically corresponding day in the calendar month that is one, two, three, or six months thereafter, as the Borrower may elect, provided that (i) if any Interest Period would end on a day other than a Business Day, such Interest Period shall be extended to the next succeeding Business Day, unless in the case of a Eurodollar Borrowing only, such next succeeding Business Day would fall in the next calendar month, in which case such Interest Period shall end on the next preceding Business Day, and (ii) any Interest Period pertaining to a Eurodollar Borrowing that commences on the last Business Day of a calendar month (or on a day for which there is no numerically corresponding day in the last calendar month of such Interest Period) shall end on the last Business Day of the last calendar month of such Interest Period. For purposes hereof, the date of a Borrowing initially shall be the date on which such Borrowing is made and, in the case of a Revolving Borrowing, A Term Borrowing or B Term Borrowing only, thereafter shall be the effective date of the most recent conversion or continuation of such Borrowing.

"Inventory" means and includes, as to any Person, all of such Person's then owned or existing and future acquired or arising (a) goods intended for sale or lease or for display or demonstration, (b) work in process, (c) raw materials and other materials and supplies of every nature and description used or which might be used in connection with the manufacture, packing, shipping, advertising, selling, leasing or furnishing of goods or otherwise used or consumed in the conduct of business, and (d) documents evidencing and general intangibles relating to any of the foregoing.

"Issuing Bank" means BOA, in its capacity as issuer of Letters of Credit.

"LC Disbursement" means a payment made by the Issuing Bank pursuant to a Letter of Credit.

"LC Exposure" means, at any time, the sum of (i) the aggregate undrawn amount of all outstanding Letters of Credit at such time plus (ii) the aggregate amount of all LC Disbursements that have not yet been reimbursed by or on behalf of the Loan Parties at such time. The LC Exposure of any Lender at any time shall be its Applicable Percentage of the total LC Exposure at such time.

"Lenders" means the Persons listed on Schedule 2.1 and any other Person that shall have become a party hereto pursuant to an Assignment and Acceptance, other than any such Person that ceases to be a party hereto pursuant to an Assignment and Acceptance. Unless the context otherwise requires, the term "Lenders" includes the Swingline Lender.

"Letter of Credit" means any letter of credit (and any successive renewals thereof) issued pursuant to this Credit Agreement.

"Leverage Ratio" means, as of any date of determination occurring:

(a)  during the first fiscal quarter ending after the date hereof, the quotient of (i) Consolidated Total Debt as of such date divided by (ii) Consolidated EBITDA for the fiscal quarter ending on, or most recently before, such date multiplied by 4;

(b)  during the second fiscal quarter ending after the date hereof, the quotient of (i) Consolidated Total Debt as of such date divided by (ii) Consolidated EBITDA for the period of two consecutive fiscal quarters ending on, or most recently before, such date multiplied by 2;

(c)  during the third fiscal quarter ending after the date hereof, the quotient of (i) Consolidated Total Debt as of such date divided by (ii) Consolidated EBITDA for the period of three consecutive fiscal quarters ending on, or most recently before, such date multiplied by 1.33334; and

(d)  at any time thereafter, the quotient of (i) Consolidated Total Debt as of such date divided by (ii) Consolidated EBITDA for the period of four consecutive fiscal quarters ending on, or most recently before, such date .

"LIBO Rate" means, with respect to any Eurodollar Borrowing for any Interest Period, the rate appearing on Page 3750 of the Telerate Service (or on any successor or substitute page of such Service, or any successor to or substitute for such Service, providing rate quotations comparable to those currently provided on such page of such Service, as determined by the Administrative Agent from time to time for purposes of providing quotations of interest rates applicable to dollar deposits in the London interbank market) at approximately 11:00 a.m., London time, two Business Days prior to the commencement of such Interest Period, as the rate for dollar deposits with a maturity comparable to such Interest Period. In the event that such rate does not appear on such Page 3750 (or on any such successor or substitute page, or any successor to or substitute for such Service) at such time for any reason, then the "LIBO Rate" with respect to such Eurodollar Borrowing for such Interest Period shall be the rate at which dollar deposits of $5,000,000 and for a maturity comparable to such Interest Period are offered by the principal London office of the Administrative Agent in immediately available funds in the London interbank market at approximately 11:00 a.m., London time, two Business Days prior to the commencement of such Interest Period.

"Lien" means, with respect to any asset, (i) any mortgage, deed of trust, lien, pledge, hypothecation, encumbrance, charge or security interest in, on or of such asset, (ii) the interest of a vendor or a lessor under any conditional sale agreement, capital lease or title retention agreement relating to such asset and (iii) in the case of securities, any purchase option, call or similar right of a third party with respect to such securities.

"Loan Documents" means this Credit Agreement, the Notes, the Letter of Credit documentation and the Security Documents.

"Loan Parties" means the Borrower and the Subsidiaries.

"Loans" means the loans made by the Lenders to the Borrower pursuant to this Credit Agreement.

"Margin Stock" has the meaning assigned to such term in Regulation U.

"Material Adverse Effect" means a material adverse effect on (i) the business, assets, operations, prospects or condition, financial or otherwise, of the Loan Parties, taken as a whole, (ii) the ability of any Loan Party to perform any of its obligations under any Loan Document or (iii) the rights of or benefits available to any Credit Party under any Loan Document.

"Material Indebtedness" means Indebtedness (other than Indebtedness under the Loan Documents) or obligations in respect of one or more Hedging Agreements, of any one or more of the Loan Parties in an aggregate principal amount exceeding $500,000. For purposes of determining Material Indebtedness, the "principal amount" of the obligations of any Loan Party in respect of any Hedging Agreement at any time shall be the maximum aggregate amount (giving effect to any netting agreements) that such Loan Party would be required to pay if such Hedging Agreement were terminated at such time.

"Mortgage" means a mortgage, deed of trust, assignment of leases and rents, leasehold mortgage or other security document granting a Lien on any Mortgaged Property to secure the Obligations.

"Mortgaged Property" means, initially, each parcel of real property and the improvements thereto owned by any Loan Party and identified on Schedule 1.1, and includes each other parcel of real property and improvements thereto with respect to which a Mortgage is granted pursuant to Section 6.12 or 6.13.

"Multiemployer Plan" means a multiemployer plan as defined in Section 4001(a)(3) of ERISA.

"Net Proceeds" means, with respect to any event, (i) the cash proceeds received in respect of such event, including (A) any cash received in respect of any non-cash proceeds, but only as and when received, (B) in the case of a casualty, insurance proceeds and (C) in the case of a condemnation or similar event, condemnation awards and similar payments, (ii) net of the sum of (A) all reasonable fees and out-of-pocket expenses paid by the Loan Parties to third parties in connection with such event, (B) in the case of a sale, transfer, lease or other disposition of an asset (including pursuant to a sale and leaseback transaction), the amount of all payments required to be made by the Loan Parties as a result of such event to repay Indebtedness (other than the Loans) secured by such asset or otherwise subject to mandatory payment as a result of such event and (C) the amount of all Taxes paid (or reasonably estimated to be payable) by the Loan Parties, and the amount of any reserves established by the Loan Parties to fund contingent liabilities reasonably estimated to be payable, in each case during the year that such event occurred or the next succeeding year and that are directly attributable to such event (as determined reasonably and in good faith by the chief financial officer of the Borrower); provided, however, that, with respect to any sale, transfer, lease or other disposition of an asset (including pursuant to a sale and leaseback transaction or, subject to Section 6.11, a casualty or other insured damage or condemnation or similar proceeding), (i) if a Loan Party shall deliver a certificate of a Financial Officer to the Administrative Agent at the time of such sale, transfer, lease or other disposition setting forth the Loan Party's intent to use the proceeds of such sale, transfer, lease or other disposition to replace or repair the assets that are the subject of such sale, transfer, lease or other disposition with other assets to be used in the same line of business within 180 days of receipt of such proceeds; (ii) no Default shall have occurred and shall be continuing at the time of such certificate or at the proposed time of the application of such proceeds; and (iii) the Required Lenders shall have consented in writing to any such dispositions exceeding an aggregate of $100,000 in any consecutive 12 month period, such proceeds shall not constitute Net Proceeds except to the extent not so used at the end of such 180-day period, at which time such proceeds shall be deemed Net Proceeds. Net Proceeds on (A) the issuance by the Borrower or any Subsidiary of any equity securities, or (B) the receipt by the Borrower or any Subsidiary of any capital contributions, that constitute a Prepayment/Reduction Event shall only equal 50% of the amount received.

"Notes" means, (i) with respect to each Lender, a promissory note evidencing such Lender's Loans payable to the order of such Lender (or, if required by such Lender, to such Lender and its registered assigns) substantially in the form of Exhibit C-1, and (ii) with respect to the Swingline Lender, a promissory note evidencing the Swingline Lender's Swingline Loans payable to the order of the Swingline Lender (or, if required by the Swingline Lender, to the Swingline Lender and its registered assigns) substantially in the form of Exhibit C-2.

"Obligations" has the meaning assigned to such term in the Security Agreement.

"Other Taxes" means any and all current or future stamp or documentary taxes or any other excise or property taxes, charges or similar levies arising from any payment made hereunder or from the execution, delivery or enforcement of, or otherwise with respect to, the Loan Documents.

"Participant" has the meaning assigned to such term in Section 10.4(e).

"PBGC" means the Pension Benefit Guaranty Corporation referred to and defined in ERISA and any successor entity performing similar functions.

"Perfection Certificate" means a certificate in the form of Annex 1 to the Security Agreement or any other form approved by the Administrative Agent.

"Permitted Encumbrances" means:

(a)  Liens imposed by law for taxes that are not yet due or are being contested in compliance with Section 6.4;

(b)  landlords', vendors', carriers', warehousemen's, mechanics', materialmen's, repairmen's and other like Liens imposed by law, arising in the ordinary course of business and securing obligations that are not overdue by more than 30 days or are being contested in compliance with Section 6.4;

(c)  pledges and deposits made in the ordinary course of business in compliance with workers' compensation, unemployment insurance and other social security laws or regulations;

(d)  deposits to secure the performance of bids, trade contracts (other than contracts for the payment of money), leases, statutory obligations, surety and appeal bonds, performance bonds and other obligations of a like nature, in each case in the ordinary course of business;

(e)  judgment liens in respect of judgments that do not constitute an Event of Default under clause (k) of Article 8;

(f)  existing easements, conditions, covenants, zoning restrictions, rights-of-way and similar encumbrances of record encumbering a Loan Party's fee simple or leasehold interest in real property imposed by law or arising in the ordinary course of business that do not secure any monetary obligations and do not materially detract from the use of the affected property in the ordinary conduct of business of any Loan Party; and

(g)  Liens on Margin Stock to the extent that a prohibition on such Liens would violate Regulation U.

"Permitted Investments" means:

(a)  direct obligations of, or obligations the principal of and interest on which are unconditionally guaranteed by, the United States of America (or by any agency thereof to the extent that such obligations are backed by the full faith and credit of the United States of America), in each case measuring within one year from the date of acquisition thereof;

(b)  investments in commercial paper maturing within 270 days from the date of acquisition thereof and having, at such date of acquisition, the highest credit rating obtainable from Standard & Poor's Ratings Services, a division of The McGraw-Hill Companies, or any successor thereto, or from Moody's Investors Service, Inc. or any successor thereto;

(c)  investments in certificates of deposit, banker's acceptances and time deposits maturing within 180 days from the date of acquisition thereof issued or guaranteed by or placed with, and money market deposit accounts issued or offered by, any domestic office of any commercial bank organized under the laws of the United States of America or any State thereof that has a combined capital and surplus and undivided profits of not less than $500,000,000;

(d)  fully collateralized repurchase agreements with a term of not more than 30 days for securities described in clause (a) of this definition and entered into with a financial institution satisfying the criteria described in clause (c) of this definition; and

(e)  investments of the Borrower in the Challenge Park project in an amount not to exceed $5,300,000.

"Person" means any natural person, corporation, limited liability company, trust, joint venture, association, company, partnership, Governmental Authority or other entity.

"Plan" means any employee pension benefit plan (other than a Multiemployer Plan) subject to the provisions of Title IV of ERISA or Section 412 of the Code or Section 302 of ERISA, and in respect of which the Borrower, any Subsidiary or any ERISA Affiliate is (or, if such plan were terminated, would under Section 4069 of ERISA be deemed to be) an "employer" as defined in Section 3(5) of ERISA.

"Prepayment/Reduction Event" means:

(a)  any sale, transfer, lease or other disposition (including pursuant to a sale and leaseback transaction) of any property or asset of the Borrower or any Subsidiary (including the sales of stock of subsidiaries), other than (i) dispositions described in clauses (a) and (b) of Section 7.5 and (ii) other dispositions resulting in aggregate Net Proceeds not exceeding $500,000 during any fiscal year of the Borrower;

(b)  any casualty or other insured damage to, or any taking under power of eminent domain or by condemnation or similar proceeding of, any property or asset of the Borrower or any Subsidiary, other than casualties, insured damage or takings resulting in aggregate Net Proceeds not exceeding $500,000 during any fiscal year;

(c)  the issuance by the Borrower or any Subsidiary of any equity securities, or the receipt by the Borrower or any Subsidiary of any capital contribution, other than (i) such issuance of equity securities between the Borrower and any Subsidiary, (ii) the receipt of any such capital contribution from the Borrower or any Subsidiary, (iii) any such issuance of equity securities as consideration to the seller in connection with an acquisition permitted by Section 7.4, or (iv) the issuance of restricted equity securities for executive compensation in the ordinary course of business; and

(d)  the incurrence by the Borrower or any Subsidiary of any Indebtedness, other than Indebtedness permitted by Section 7.1(a).

"Prime Rate" means the rate of interest per annum publicly announced from time to time by BOA as its prime commercial lending rate; each change in the Prime Rate being effective from and including the date such change is publicly announced as being effective. The Prime Rate is not intended to be lowest rate of interest charged by BOA in connection with extensions of credit to borrowers.

"Receivables" means and includes, as to any Person, all of such Person's then owned or existing and future acquired or arising (a) rights to the payment of money or other forms of consideration of any kind (whether classified under the UCC as accounts, contract rights, chattel paper, general intangibles or otherwise) including, but not limited to, accounts receivable, letters of credit and the right to receive payment thereunder, chattel paper, tax refunds, insurance proceeds, contract rights, notes, drafts, instruments, documents, acceptances and all other debts, obligations and liabilities in whatever form from any Person and guaranties, security and Liens securing payment thereof, (b) goods, whether now owned or hereafter acquired, and whether sold, delivered, undelivered, in transit or returned, which may be represented by, or the sale or lease of which may have given rise to, any such right to payment or other debt, obligation or liability, and (c) cash and non-cash proceeds of any of the foregoing.

"Register" has the meaning assigned to such term in Section 10.4(c).

"Regulation T" means Regulation T of the Board as from time to time in effect and all official rulings and interpretations thereunder or thereof.

"Regulation U" means Regulation U of the Board as from time to time in effect and all official rulings and interpretations thereunder or thereof.

"Regulation X" means Regulation X of the Board as from time to time in effect and all official rulings and interpretations thereunder or thereof.

"Related Parties" means, with respect to any specified Person, such Person's Affiliates and the respective directors, officers, employees, agents and advisors of such Person and such Person's Affiliates.

"Required Lenders" means Lenders having Revolving Credit Exposures, outstanding A Term Loan, outstanding B Term Loans and unused Revolving Commitments representing 100% of the sum of the total Revolving Credit Exposures, outstanding A Term Loan, outstanding B Term Loans and unused Revolving Commitments.

"Restricted Payment" means, as to any Person, (i) any dividend or other distribution by such Person (whether in cash, securities or other property) with respect to any shares of any class of equity securities of such Person, (ii) any payment (whether in cash, securities or other property), including any sinking fund or similar deposit, on account of the purchase, redemption, retirement, acquisition, cancellation or termination of any such shares or any option, warrant or other right to acquire any such shares and (iii) any payment of principal or interest or any purchase, redemption, retirement, acquisition or defeasance with respect to any Indebtedness of such Person which is subordinated to the payment of the Obligations.

"Revolving Commitment" means, with respect to each Lender having a Revolving Commitment, the commitment of such Lender to make Revolving Loans and to acquire participations in Letters of Credit and Swingline Loans hereunder, expressed as an amount representing the maximum aggregate amount of such Lender's Revolving Credit Exposure hereunder, as such commitment may be reduced from time to time pursuant to Section 2.5 or pursuant to assignments by or to such Lender pursuant to Section 10.4. The initial amount of each applicable Lender's Revolving Commitment is set forth on Schedule 2.1, or in the Assignment and Acceptance pursuant to which such Lender shall have assumed its Revolving Commitment, as applicable. The aggregate principal amount of the Revolving Commitments at any time shall be the lesser of (a) the Borrowing Base, or (b) $10,000,000. It is expressly understood and agreed that the Lenders may and at present intend to use the lesser of the amounts referred to in the foregoing subclauses (a) and (b) as a maximum ceiling on Revolving Credit Exposure; provided, however, that it is agreed that should the aggregate Revolving Credit Exposure exceed the ceiling so determined or any other limitation set forth in this Agreement, such Revolving Loans shall nevertheless constitute Obligations and, as such, shall be entitled to all benefits thereof and security therefor.

"Revolving Credit Exposure" means, with respect to any Lender at any time, the sum of the aggregate outstanding principal amount of such Lender's Revolving Loans , LC Exposure and its Swingline Exposure at such time.

"Revolving Loan" means a Loan referred to in Section 2.1(a) and made pursuant to Section 2.4.

"Revolving Maturity Date" means June 30, 2005.

"Secured Parties" means the "Secured Parties" as defined in the Security Agreement.

"Security Agreement" means the Security Agreement, substantially in the form of Exhibit E, among the Loan Parties and the Administrative Agent, for the benefit of the Secured Parties.

"Security Documents" means the Security Agreement, the Mortgages and each other security agreement, instrument or other document executed or delivered pursuant to Sections 6.12 or 6.13 to secure any of the Obligations.

"Schedule of Inventory" means a schedule delivered by Borrower to the Lender pursuant to the provisions of Section 6.1(e).

"Schedule of Receivables" means a schedule delivered by Borrower to the Lender pursuant to the provisions of Section 6.1(e).

"Security Interest" means the Liens of the Lenders on and in the Collateral effected hereby or by any of the Security Documents or pursuant to the terms hereof or thereof.

"Statutory Reserve Rate" means a fraction (expressed as a decimal), the numerator of which is the number one and the denominator of which is the number one minus the aggregate of the maximum reserve percentages (including any marginal, special, emergency or supplemental reserves) expressed as a decimal established by the Board to which the Administrative Agent is subject for eurocurrency funding (currently referred to as "Eurocurrency Liabilities" in Regulation D of the Board). Such reserve percentages shall include those imposed pursuant to such Regulation D. Eurodollar Loans shall be deemed to constitute eurocurrency funding and to be subject to such reserve requirements without benefit of or credit for proration, exemptions or offsets that may be available from time to time to any Lender under such Regulation D or any comparable regulation. The Statutory Reserve Rate shall be adjusted automatically on and as of the effective date of any change in any reserve percentage.

"Subsidiary" means, with respect to any Person (the "parent") at any date, any corporation, limited liability company, partnership, association or other entity the accounts of which would be consolidated with those of the parent in the parent's consolidated financial statements if such financial statements were prepared in accordance with GAAP as of such date, as well as any other corporation, limited liability company, partnership, association or other entity of which securities or other ownership interests representing more than 50% of the equity or more than 50% of the ordinary voting power is or, in the case of a partnership, more than 50% of the general partnership interests are, as of such date, owned, controlled or held by the parent or one or more subsidiaries of the parent.

"Subsidiary" means any direct or indirect subsidiary of the Borrower as listed on or added to Schedule 4.12 from time to time, except Brass Eagle Challenge Park Inc., a Delaware corporation and Challenge Park Xtreme LLC.

"Swingline Commitment" means, with respect to the Swingline Lender, the commitment of the Swingline Lender to make Swingline Loans hereunder. The maximum amount of the Swingline Lender's Swingline Commitment is $1,500,000.

"Swingline Exposure" means, at any time, the aggregate principal amount of all Swingline Loans outstanding at such time. The Swingline Exposure of any Lender at any time shall be its Applicable Percentage of the Swingline Exposure at such time.

"Swingline Lender" means BOA in its capacity as lender of Swingline Loans hereunder.

"Swingline Loan" means a Loan made pursuant to Section 2.8.

"Swingline Maturity Date" means the maturity date requested by the Borrower and agreed to by the Swingline Lender which shall be no more than seven days after funding of the Swingline Loan.

"Target" means J.T. U.S.A., L.P., a California limited partnership.

"Taxes" means any and all current or future taxes, levies, imposts, duties, deductions, charges or withholdings imposed by any Governmental Authority.

"Transactions" means (i) the execution, delivery and performance by each Loan Party of each Loan Document or Hedging Agreement to which it is a party, (ii) the borrowing of the Loans and the issuance of the Letters of Credit, (iii) the use of the proceeds of the Loans and the Letters of Credit and such Indebtedness and (iv) the Initial Transactions.

"Type", when used in reference to any Loan or Borrowing, refers to whether the rate of interest on such Loan, or on the Loans comprising such Borrowing, is determined by reference to the Adjusted LIBO Rate or the Alternate Base Rate.

"Withdrawal Liability" means liability to a Multiemployer Plan as a result of a complete or partial withdrawal from such Multiemployer Plan, as such terms are defined in Part I of Subtitle E of Title IV of ERISA.

Section 1.2.  Classification of Loans and Borrowings

    For purposes of this Credit Agreement, Loans may be classified and referred to by Class (e.g., a "Revolving Loan") or by Type (e.g., a "Eurodollar Loan") or by Class and Type (e.g., a " Eurodollar Revolving Loan"). Borrowings may also be classified and referred to by Class (e.g., a "Revolving Borrowing") or by Type (e.g., a "Eurodollar Borrowing") or by Class and Type (e.g., a "Eurodollar Revolving Borrowing").

Section 1.3.  Terms Generally

    The definitions of terms herein shall apply equally to the singular and plural forms of the terms defined. Whenever the context may require, any pronoun shall include the corresponding masculine, feminine and neuter forms. The words "include", "includes" and "including" shall be deemed to be followed by the phrase "without limitation". The word "will" shall be construed to have the same meaning and effect as the word "shall". Unless the context requires otherwise, (i) any definition of or reference to any agreement, instrument or other document herein shall be construed as referring to such agreement, instrument or other document as from time to time amended, supplemented or otherwise modified (subject to any restrictions on such amendments, supplements or modifications set forth herein), (ii) any definition of or reference to any law shall be construed as referring to such law as from time to time amended and any successor thereto and the rules and regulations promulgated from time to time thereunder, (iii) any reference herein to any Person shall be construed to include such Person's successors and assigns, (iv) the words "herein", "hereof" and "hereunder", and words of similar import, shall be construed to refer to this Credit Agreement in its entirety and not to any particular provision hereof, (v) all references herein to Articles, Sections, Exhibits and Schedules shall be construed to refer to Articles and Sections of, and Exhibits and Schedules to, this Credit Agreement and (vi) the words "asset" and "property" shall be construed to have the same meaning and effect and to refer to any and all tangible and intangible assets and properties, including cash, securities, accounts and contract rights. Any reference to an "applicable Lender" shall mean (i) in the case of Revolving Borrowings, Swingline Loans and Letters of Credit, Lenders having a Revolving Commitment, (ii) in the case of A Term Borrowings, Lenders having an A Term Commitment and (iii) in the case of B Term Borrowings, Lenders having a B Term Commitment.

Section 1.4.  Accounting Terms; GAAP

    Except as otherwise expressly provided herein, all terms of an accounting or financial nature shall be construed in accordance with GAAP, as in effect from time to time, provided that, if the Borrower notifies the Administrative Agent that the Borrower requests an amendment to any provision hereof to eliminate the effect of any change occurring after the date hereof in GAAP or in the application thereof on the operation of such provision (or if the Administrative Agent notifies the Borrower that the Required Lenders request an amendment to any provision hereof for such purpose), regardless of whether any such notice is given before or after such change in GAAP or in the application thereof, then such provision shall be interpreted on the basis of GAAP as in effect and applied immediately before such change shall have become effective until such notice shall have been withdrawn or such provision amended in accordance herewith. Unless the context otherwise requires, any reference to a fiscal period shall refer to the relevant fiscal period of the Borrower. Notwithstanding anything to the contrary in this Section 1.4, for purposes hereof, all terms of an accounting or financial nature shall be computed, on a consistent basis, to reflect purchases, acquisitions, sales, transfers and dispositions made by the Borrower and the Subsidiaries during the relevant period as if they occurred at the beginning of such period.

ARTICLE 2.  THE CREDITS

Section 2.1.  Commitments

(a)  Subject to the terms and conditions set forth herein, each Lender having a Revolving Commitment severally agrees to make Revolving Loans to the Loan Parties in dollars from time to time during the Availability Period in an aggregate principal amount that will not result in such Lender's Revolving Credit Exposure exceeding such Lender's Revolving Commitment. Within the foregoing limits and subject to the terms and conditions set forth herein, the Loan Parties may borrow, prepay and reborrow Revolving Loans.

(b)  Subject to the terms and conditions hereof, each Lender having an A Term Commitment severally agrees to make an A Term Loan in a single advance on Effective Date to the Loan Parties in dollars in a principal amount equal to such A Term Commitment. If the A Term Loan is prepaid or repaid, in whole or in part, it may not be reborrowed.

(c)  Subject to the terms and conditions hereof, each Lender having a B Term Commitment severally agrees to make B Term Loans available for draws up to two years after the Effective Date by the Loan Parties in dollars in a principal amount equal to such B Term Commitment. B Term Loans which are prepaid or repaid, in whole or in part, may not be reborrowed. Any B Term Borrowings made within one year of the Effective Date will require the prior unanimous approval from the Lenders. Any B Term Borrowings made within two years of the Effective Date will require the prior approval from the Required Lenders.

Section 2.2.  Loans and Borrowings

(a)  Each Revolving Loan shall be made as part of a Borrowing consisting of Revolving Loans made by the applicable Lenders ratably in accordance with their respective Revolving Commitments, and the A Term Loan and each B Term Loan shall be made as part of a Borrowing consisting of the A Term Loan or B Term Loans, as applicable, made by the applicable Lenders in accordance with their respective A Term Commitments or B Term Commitments, as applicable. The failure of any applicable Lender to make any Loan required to be made by it shall not relieve any other Lender of its obligations hereunder, provided that the Revolving Commitments, A Term Commitments and B Term Commitments of the applicable Lenders are several, and no Lender shall be responsible for any other Lender's failure to make Loans as required.

(b)  Subject to Section 3.4, each Borrowing (other than a Swingline Loan Borrowing) shall be comprised entirely of (i) Revolving Loans, A Term Loan or B Term Loans, as applicable, and (ii) ABR Loans or Eurodollar Loans, as applicable, in each case as the Borrower may request in accordance herewith. Each Swingline Loan Borrowing shall be a Swingline Loan subject to Section 2.8. Each Lender at its option may make a Eurodollar Loan by causing any domestic or foreign branch or Affiliate of such Lender to make such Loan, provided that any exercise of such option shall not affect the obligation of the Loan Parties to repay such Loan in accordance with the terms of this Credit Agreement.

(c)  At the commencement of each Interest Period for any Eurodollar Borrowing, such Borrowing shall be in an aggregate amount that is an integral multiple of $100,000 and not less than $1,000,000. At the time that each ABR Borrowing is made, such Borrowing shall be in an aggregate amount that is an integral multiple of $10,000 and not less than $100,000, provided that an ABR Revolving Borrowing may be in an aggregate amount that is equal to the entire unused balance of the total Revolving Commitments or in an aggregate amount that is required to finance the reimbursement of an LC Disbursement as contemplated by Section 2.9(e). Borrowings of more than one Type may be outstanding at the same time, provided that there shall not at any time be more than a total of five Eurodollar Borrowings outstanding.

(d)  Notwithstanding any other provision of this Credit Agreement, the Borrower shall not be entitled to request, or to elect to convert or continue, any Borrowing if the Interest Period requested with respect thereto would end after (i) the Revolving Maturity Date, in the case of Revolving Loans, (ii) the A Term Maturity Date, in the case of the A Term Loan, or (iii) the B Term Maturity Date, in the case of B Term Loans. Likewise, the Borrower shall not be entitled to request any Borrowing, or elect to convert to or continue any Eurodollar Borrowing, during the existence of any Default or Event of Default under the Loan Documents.

Section 2.3.  Requests for Borrowings

(a)  To request a Borrowing, the Borrower shall notify the Administrative Agent of such request by telephone (i) in the case of a Eurodollar Borrowing, not later than 11:00 a.m., Central time, three Business Days before the date of the proposed Borrowing or (ii) in the case of an ABR Borrowing, not later than 11:00 a.m., Central time, one Business Day before the date of the proposed Borrowing. Each such telephonic Borrowing Request shall be irrevocable and shall be confirmed promptly by hand delivery or facsimile to the Administrative Agent of a written Borrowing Request in a form approved by the Administrative Agent signed by the Borrower on behalf of the Loan Parties. Each such telephonic and written Borrowing Request shall specify the following information in compliance with Section 2.2:

(i)  the aggregate amount of the requested Borrowing;

(ii)  the date of such Borrowing, which shall be a Business Day;

(iii)  whether such Borrowing is to be a Revolving Borrowing, an A Term Borrowing or a B Term Borrowing;

(iv)  whether such Borrowing is to be an ABR Borrowing or a Eurodollar Borrowing;

(v)  in the case of a Eurodollar Borrowing, the initial Interest Period to be applicable thereto, which shall be a period contemplated by the definition of the term "Interest Period";

(vi)  the location and number of the Borrower's account to which funds are to be disbursed, which shall comply with the requirements of Section 2.4;

(vii)  in the case of a Revolving Borrowing, a Borrowing Base Certificate; and

(viii)  a reasonably detailed calculation of the Leverage Ratio on a pro forma basis immediately after giving effect to such Borrowing.

(b)  If no election as to the Type of Borrowing is specified, then the requested Borrowing shall be an ABR Borrowing. If no Interest Period is specified with respect to any requested Eurodollar Borrowing, then the Borrower shall be deemed to have selected an Interest Period of one month's duration. Promptly following receipt of a Borrowing Request in accordance with this Section, the Administrative Agent shall advise each applicable Lender of the details thereof and of the amount of such Lender's Loan to be made as part of the requested Borrowing. Notwithstanding the foregoing, Swingline Loans shall be made in accordance with Section 2.8 and not this Section 2.3.

Section 2.4.  Funding of Borrowings

(a)  Each Lender shall make each Loan to be made by it hereunder on the proposed date thereof by wire transfer of immediately available funds by 1:00 p.m., Central time, to the account of the Administrative Agent most recently designated by it for such purpose by notice to the Lenders, provided that Swingline Loans shall be made as provided in Section 2.8(a). Subject to Section 5.2, the Administrative Agent will make such Loans available to the Loan Parties by promptly crediting or otherwise transferring the amounts so received, in like funds, to an account of the Borrower maintained with the Administrative Agent and designated by the Borrower in the applicable Borrowing Request, provided that ABR Revolving Loans made to finance the reimbursement of an LC Disbursement as provided in Section 2.9(e) shall be remitted by the Administrative Agent to the Issuing Bank, provided further that ABR Revolving Loans made to finance the repayment of a Swingline Loan as provided in Section 2.8(c) shall be remitted by the Administrative Agent to the Swingline Lender.

(b)  Unless the Administrative Agent shall have received notice from a Lender prior to the proposed date of any Borrowing that such Lender will not make available to the Administrative Agent such Lender's share of such Borrowing, the Administrative Agent may assume that such Lender has made such share available on such date in accordance with paragraph (a) of this Section, paragraph (c) of Section 2.8 or paragraph

(c)  of Section 2.9 and may, in reliance upon such assumption, make available to the Borrower a corresponding amount. In such event, if a Lender has not in fact made its share of the applicable Borrowing available to the Administrative Agent, then the applicable Lender and the Borrower severally agree to pay to the Administrative Agent forthwith on demand such corresponding amount with interest thereon, for each day from and including the date such amount is made available to the Loan Parties to but excluding the date of payment to the Administrative Agent, at (i) in the case of such Lender, the Federal Funds Effective Rate, or (ii) in the case of the Borrower, the interest rate that would be otherwise applicable to such Borrowing. If such Lender pays such amount to the Administrative Agent, then such amount shall constitute such Lender's Loan included in such Borrowing.

Section 2.5.  Termination and Reduction of Revolving Commitments

(a)  Unless previously terminated, the Revolving Commitments shall terminate on the Revolving Maturity Date.

(b)  Intentionally blank.

(c)  The Loan Parties may at any time terminate, or from time to time reduce, the Revolving Commitments, provided that (i) the Loan Parties shall not terminate or reduce the Revolving Commitments if, after giving effect to any concurrent prepayment of the Revolving Loans in accordance with Section 2.7, the sum of the Revolving Credit Exposures would exceed the total Revolving Commitments, and (ii) each such reduction shall be in an amount that is an integral multiple of $500,000 and not less than $1,000,000.

(d)  The Borrower, on behalf of the Loan Parties, shall notify the Administrative Agent of any election to terminate or permanently reduce the Revolving Commitments under paragraph (c) of this Section at least three Business Days prior to the effective date of such termination or reduction, specifying such election and the effective date thereof. Promptly following receipt of any notice, the Administrative Agent shall advise the Lenders of the contents thereof. Each notice delivered by the Borrower pursuant to this Section shall be irrevocable, provided that a notice of termination of the Revolving Commitments delivered by the Borrower may state that such notice is conditioned upon the effectiveness of other credit facilities, in which case such notice may be revoked by the Borrower (by notice to the Administrative Agent on or prior to the specified effective date) if such condition is not satisfied. Any termination or reduction of the Revolving Commitments hereunder shall be permanent. Each reduction of the Revolving Commitments hereunder shall be made ratably among the applicable Lenders in accordance with their respective Revolving Commitments, and each reduction of the Revolving Commitments made under Section 2.5(c), 2.5(e), 2.7(a) or 2.7(b) shall be applied in the same manner.

(e)  In addition to any termination or reduction of the Revolving Commitments under paragraphs (a) and (c) of this Section, the Revolving Commitments shall be reduced as required under Section 2.7(b).

Section 2.6.  Repayment of Loans; Evidence of Debt

(a)  The Loan Parties hereby unconditionally promise to pay (i) to the Administrative Agent for the account of each applicable Lender the then unpaid principal amount of each Revolving Loan, A Term Loan and B Term Loan on the Revolving Maturity Date, A Term Maturity Date and B Term Maturity Date, respectively, and (ii) to the Swingline Lender the then unpaid principal amount of each Swingline Loan on the Swingline Maturity Date.

(b)  On the last Business Day of September, December, March and June beginning with September, 2000, a payment in reduction of the principal amount of the A Term Loan outstanding, based on the full amortization of the principal over a five (5) year amortization period, shall be due and payable.

(c)  On the last Business Day of September, December, March and June beginning on the first such date to occur after a B Term Borrowing is made, a payment in reduction of the principal amount of the B Term Loan outstanding, based on the full amortization of the principal over a five (5) year amortization period, shall be due and payable.

(d)  Each Lender shall maintain in accordance with its usual practice an account or accounts evidencing the debt of the Loan Parties to such Lender resulting from each Loan made by such Lender, including the amounts of principal and interest payable and paid to such Lender from time to time hereunder.

(e)  The Administrative Agent shall maintain accounts in which it shall record (i) the amount of each Loan made hereunder, the Class and Type thereof and the Interest Period applicable thereto, (ii) the amount of any principal or interest due and payable or to become due and payable from the Loan Parties to each Lender hereunder and (iii) the amount of any sum received by the Administrative Agent hereunder for the account of the Lenders and each Lender's share thereof.

(f)  The entries made in the accounts maintained pursuant to paragraphs (d) or (e) of this Section shall, to the extent not inconsistent with any entries made on any promissory note, be prima facie evidence of the existence and amounts of the obligations recorded therein, provided that the failure of any Lender or the Administrative Agent to maintain such accounts or any error therein shall not in any manner affect the obligation of the Loan Parties to repay the Loans in accordance with the terms of this Credit Agreement.

(g)  Any Lender may request that the Loans made by it be evidenced by a promissory note. In such event, the Loan Parties shall prepare, execute and deliver to such Lender, (i) a promissory note payable to the order of such Lender, each substantially in the form of Exhibit C-1 (with appropriate changes, if applicable, to reflect that such note evidences a Revolving Loan, A Term Loan and/or B Term Loan) and (ii) in the case of the Swingline Lender, a promissory note payable to the order of the Swingline Lender substantially in the form of Exhibit C-2. In addition, if requested by a Lender, its promissory note or notes may be made payable to such Lender and its registered assigns in which case all Loans evidenced by such promissory note and interest thereon shall at all times (including after assignment pursuant to Section 10.4) be represented by one or more promissory notes in like form payable to the order of the payee named therein and its registered assigns.

Section 2.7.  Prepayment of Loans

(a)  The Loan Parties shall have the right at any time and from time to time to prepay any Borrowing in whole or in part, subject to the requirements of this Section, provided that, (i) Swingline Loans may not be prepaid and (ii) concurrently with prepayment of an A Term Borrowing or a B Term Borrowing, the Loan Parties shall, ratably with such prepayment, reduce the Revolving Commitments and prepay, in the case of an A Term Borrowing, the B Term Borrowings, and, in the case of a B Term Borrowing, the A Term Borrowing, based upon the then existing Aggregate Revolving Percentage, Aggregate A Term Percentage and Aggregate B Term Percentage.

(b)  In the event and on each occasion that any Net Proceeds are received by or on behalf of the Borrower or any Subsidiary in respect of any Prepayment/Reduction Event, then, immediately after such Net Proceeds are received, (i) the Revolving Commitments shall be automatically reduced by an amount equal to the Aggregate Revolving Percentage of, (ii) the Loan Party shall prepay the A Term Borrowing in an amount equal to the Aggregate A Term Percentage of, and (iii) the Loan Party shall prepay B Term Borrowings in an amount equal to the Aggregate B Term Percentage of, an aggregate amount equal to such Net Proceeds. Notwithstanding anything herein to the contrary, the Lenders having outstanding B Term Loans may elect to forfeit any prepayment of a B Term Borrowing under this Section 2.7(b), provided that all such Lenders make such an election with respect to such prepayment. To make such an election, such Lenders shall notify the Administrative Agent and the Borrower thereof by telephone not later than one Business Day after the Administrative Agent shall have advised such Lenders of such prepayment in accordance with Section 2.7(d). Each such telephonic election shall be irrevocable and shall be confirmed promptly by hand delivery or facsimile to the Administrative Agent of a written election in a form approved by the Administrative Agent and signed by each such Lender. Promptly following receipt of such election, the Administrative Agent shall advise each Lender of the details thereof and the Revolving Commitments shall be reduced, and the Borrower shall prepay A Term Borrowings, in an amount equal to the entire amount of such forfeited prepayment ratably in accordance with the Aggregate Revolving Percentage and the Aggregate A Term Percentage, respectively, at such time.

(c)  In the event and on each occasion that any Excess Cash Flow is reported (in the reports submitted to the Administrative Agent in accordance with Section 6.1(a)) by the Borrower or any Subsidiary during the first two fiscal years following the Effective Date, the Lenders, at their unanimous discretion, may require the Loan Party to prepay the A Term Borrowing in an amount equal to 50% of such Excess Cash Flow. If the outstanding A Term Borrowing at such time is less than 50% of the Excess Cash Flow reported, the Lenders, again at their unanimous discretion, may require the Loan Party to prepay the Revolving Borrowings and then the B Term Borrowings in the amount of the balance remaining after prepayment of the A Term Borrowing.

(d)  In the event of any partial reduction or termination of the Revolving Commitments, then (i) at or prior to the date of such reduction or termination, the Administrative Agent shall notify the Borrower and the applicable Lenders of the sum of the Revolving Credit Exposures after giving effect thereto and (ii) if such sum would exceed the total Revolving Commitments after giving effect to such reduction or termination, then the Loan Parties shall, on the date of such reduction or termination, prepay Revolving Borrowings in an amount sufficient to eliminate such excess.

(e)  The Borrower, on behalf of the Loan Parties, shall notify the Administrative Agent by telephone (confirmed by facsimile) of any prepayment hereunder (i) in the case of prepayment of a Eurodollar Borrowing, not later than 11:00 a.m., Central time, three Business Days before the date of prepayment or (ii) in the case of prepayment of an ABR Borrowing, not later than 11:00 a.m., Central time, one Business Day before the date of prepayment. Each such notice shall be irrevocable and shall specify the prepayment date and the principal amount of each Borrowing or portion thereof to be prepaid, provided that, if a notice of prepayment is given in connection with a conditional notice of termination of the Revolving Commitments as contemplated by Section 2.5, then such notice of prepayment may be revoked if such notice of termination is revoked in accordance with Section 2.5. Promptly following receipt of any such notice relating to a Borrowing, the Administrative Agent shall advise the Lenders of the contents thereof. Each partial prepayment of any Borrowing under Section 2.7(a) shall, when added to the amount of each concurrent reduction of the Revolving Commitments and prepayment of Borrowings under such Section, be in an integral multiple of $100,000 and not less than $1,000,000. Each prepayment of a Borrowing shall be applied ratably to the Loans included in the prepaid Borrowing. Each prepayment of the A Term Loan or B Term Loans shall be applied in the inverse order of maturity to the remaining installments of principal required under Section 2.6(b) or 2.6(c), as applicable. Prepayments shall be accompanied by accrued interest to the extent required by Section 3.1.

Section 2.8.  Swingline Loans

(a)  Subject to the terms and conditions set forth herein, the Swingline Lender agrees to make Swingline Loans to the Loan Parties in dollars from time to time on any Business Day during the period from the Effective Date to the tenth day preceding the Revolving Maturity Date in an aggregate principal amount at any time outstanding that will not result in the Swingline Exposure exceeding $1,500,000 or the sum of the total Revolving Credit Exposures exceeding the total Revolving Commitments, provided that the Swingline Lender shall not be obligated to make a Swingline Loan to refinance an outstanding Swingline Loan. Notwithstanding the foregoing, the Swingline Lender shall not be required to make a Swingline Loan if (i) prior thereto or simultaneously therewith the Loan Parties shall not have borrowed Revolving Loans, (ii) any applicable Lender shall be in default of its obligations under this Credit Agreement or (iii) any Credit Party shall have notified the Swingline Lender and the Borrower in writing at least one Business Day prior to the Borrowing Date with respect to such Swingline Loan, that the conditions set forth in Section 5.2 have not been satisfied and such conditions remain unsatisfied as of the requested time of the making of such Swingline Loan. Each Swingline Loan shall be due and payable on the Swingline Maturity Date, provided that in no event shall such maturity date be later than the tenth Business Day preceding the Revolving Maturity Date.

(b)  To request a Swingline Loan, the Borrower, on behalf of the Loan Parties, shall notify the Administrative Agent and the Swingline Lender by telephone (confirmed by facsimile) no later than 10:00 a.m., Central time, on the day of the relevant Swingline Loan. Each such notice shall be irrevocable and shall specify (i) the aggregate principal amount to be borrowed, (ii) the requested date (which shall be a Business Day) and (iii) the Swingline Maturity Date of the requested Swingline Loan. The Swingline Lender will make the requested amount available by 3:00 p.m., Central time, on that same day, to the Administrative Agent (for the account of the Borrower as set forth in Section 2.4) who, thereupon, will promptly make such amount available to the Loan Parties in like funds as provided therein or, in the case of a Swingline Loan made to finance the reimbursement of an LC Disbursement as provided in Section 2.8(d) by remittance to the Issuing Bank. Each Swingline Loan shall be in an aggregate amount that is an integral multiple of $10,000 and not less than $100,000, but only if the loan processing is being done manually by the Administrative Agent.

(c)  The Swingline Lender may by written notice given to the Administrative Agent not later than 10:00 a.m., Central time, on any Business Day notify the Administrative Agent that the Swingline Lender is requesting that the applicable Lenders make an ABR Revolving Borrowing in an amount equal to the outstanding principal balance and accrued interest on the Swingline Loans, in which case (i) the Administrative Agent shall notify each applicable Lender of the details thereof and of the amount of such Lender's Loan to be made as part of such ABR Revolving Borrowing, and (ii) each Lender shall, whether or not any Default shall have occurred and be continuing, any representation or warranty shall be accurate, any condition to the making of any loan hereunder shall have been fulfilled, or any other matter whatsoever, make the Loan to be made by it under this paragraph by wire transfer of immediately available funds to the account of the Administrative Agent most recently designated by it for such purpose by notice to the Lenders, (A) by 3:00 p.m., Central time, on such date, in the event that such Lender shall have received notice of such ABR Revolving Borrowing prior to 12:00 noon, Central time, or (B) if such notice has not been received by such Lender prior to such time on such date, then not later than 3:00 p.m., Central time, on the Business Day immediately following the day that such Lender receives such notice. Such Loans shall, for all purposes hereof, be deemed to be an ABR Revolving Borrowing referred to in Section 2.1(a) and made pursuant to Section 2.3, and the Lenders obligations to make such Loans shall be absolute and unconditional. The Administrative Agent will make such Loans available to the Swingline Lender by promptly crediting or otherwise transferring the amounts so received, in like funds, to the Swingline Lender for the purpose of repaying in full the Swingline Loans and all accrued interest thereon.

(d)  If the Loan Parties fail to make any payment with respect to a Swingline Loan, or if any such sum paid by the Loan Parties is required to be refunded to any Loan Party for any reason, the Administrative Agent shall notify each applicable Lender of the applicable Swingline Loan, the payment then due from the Loan Parties in respect thereof and such Lender's Applicable Percentage thereof. Each applicable Lender shall purchase a participation in such Swingline Loan by paying to the Administrative Agent its Applicable Percentage of the payment then due from the Loan Parties, in the same manner as provided in Section 2.4 with respect to Loans made by such Lender (and Section 2.4 shall apply, mutatis mutandis, to the payment obligations of the applicable Lenders), by wire transfer of immediately available funds to the account of the Administrative Agent most recently designated by it for such purpose by notice to the Lenders, (A) by 3:00 p.m., Central time, on such date, in the event that such Lender shall have received notice thereof prior to 12:00 noon, Central time, or (B) if such notice has not been received by such Lender prior to such time on such date, then not later than 3:00 p.m., Central time, on the Business Day immediately following the day that such Lender receives such notice. The Administrative Agent shall promptly pay to the Swingline Lender the amounts so received by it from the applicable Lenders. Promptly following receipt by the Administrative Agent of any payment in respect of such Swingline Loan from the Loan Parties, the Administrative Agent shall distribute such payment to the Swingline Lender or, to the extent that Lenders have made payments pursuant to this paragraph to reimburse the Swingline Lender, then to such Lenders and the Swingline Lender as their interests may appear. Each Lender acknowledges and agrees that its obligation to acquire participations pursuant to this paragraph in respect of Swingline Loans is absolute and unconditional and shall not be affected by any circumstance whatsoever, including any amendment, renewal or extension of any Letter of Credit or the occurrence and continuance of a Default or reduction or termination of the Revolving Commitments, and that each such payment shall be made without any offset, abatement, withholding or reduction whatsoever.

Section 2.9.  Letters of Credit.

(a)  General. Subject to the terms and conditions set forth herein, the Borrower may request the issuance of Letters of Credit denominated in dollars for its own account, in a form reasonably acceptable to the Administrative Agent and the Issuing Bank, at any time and from time to time during the Availability Period. In the event of any inconsistency between the terms and conditions of this Credit Agreement and the terms and conditions of any form of letter of credit application or other agreement submitted by the Borrower to, or entered into by any Loan Party with, the Issuing Bank relating to any Letter of Credit, the terms and conditions of this Credit Agreement shall control.

(b)  Notice of Issuance; Amendment; Renewal; Extension; Certain Conditions. To request the issuance of a Letter of Credit (or the amendment, renewal or extension of an outstanding Letter of Credit), the Borrower, on behalf of the Loan Parties, shall hand deliver or facsimile (or transmit by electronic communication, if arrangements for doing so have been approved by the Issuing Bank) to the Issuing Bank and the Administrative Agent (reasonably in advance of the requested date of issuance, amendment, renewal or extension) a notice requesting the issuance of a Letter of Credit, or identifying the Letter of Credit to be amended, renewed or extended, and specifying the date of issuance, amendment, renewal or extension (which shall be a Business Day), the date on which such Letter of Credit is to expire (which shall comply with paragraph (c) of this Section), the amount of such Letter of Credit, the name and address of the beneficiary thereof and such other information as shall be necessary to issue, amend, renew or extend such Letter of Credit. If requested by the Issuing Bank, the Borrower also shall submit a letter of credit application on the Issuing Bank's standard form in connection with any request for, and prior to the issuance of, a Letter of Credit. A Letter of Credit shall be issued, amended, renewed or extended only if (and, upon issuance, amendment, renewal or extension of each Letter of Credit, the Loan Parties shall be deemed to represent and warrant that), after giving effect to such issuance, amendment, renewal or extension (i) the LC Exposure shall not exceed $2,000,000 and (ii) the sum of the total Revolving Credit Exposures shall not exceed the total Revolving Commitments.

(c)  Expiration Date. Each Letter of Credit shall expire at or prior to the close of business on the earlier of (i) the date that is no more than one year after the date of the issuance of such Letter of Credit (or, in the case of any renewal or extension thereof, one year after such renewal or extension) and (ii) the date that is ten days prior to the Revolving Maturity Date, provided that any Letter of Credit may provide for the renewal thereof for additional one-year periods (which shall in no event extend beyond the date that is ten days prior to the Revolving Maturity Date).

(d)  Participations. By the issuance of a Letter of Credit (or an amendment to a Letter of Credit increasing the amount thereof) and without any further action on the part of the Issuing Bank or the applicable Lenders, the Issuing Bank hereby grants to each Lender having a Revolving Commitment, and each such Lender hereby acquires from the Issuing Bank, a participation in such Letter of Credit equal to such Lender's Applicable Percentage of the aggregate amount available to be drawn under such Letter of Credit. In consideration and in furtherance of the foregoing, each such Lender hereby absolutely and unconditionally agrees to pay to the Administrative Agent, for the account of the Issuing Bank, such Lender's Applicable Percentage of each LC Disbursement made by the Issuing Bank and not reimbursed by the Loan Parties on the date due as provided in paragraph (e) of this Section, or of any reimbursement payment required to be refunded to the Borrower for any reason. Each such Lender acknowledges and agrees that its obligation to acquire participations pursuant to this paragraph in respect of Letters of Credit is absolute and unconditional and shall not be affected by any circumstance whatsoever, including any amendment, renewal or extension of any Letter of Credit or the occurrence and continuance of a Default or reduction or termination of the Revolving Commitments, and that each such payment shall be made without any offset, abatement, withholding or reduction whatsoever; provided, however, that no Lender shall be obligated to make any payment to the Administrative Agent for any wrongful LC Disbursement made by the Issuing Bank as a result of acts or omissions constituting willful misconduct or gross negligence on the part of the Issuing Bank.

(e)  Reimbursement. If the Issuing Bank shall make any LC Disbursement in respect of a Letter of Credit, then the Issuing Bank shall either (1) notify the Borrower, on behalf of the Loan Parties, to reimburse the Issuing Bank therefor, in which case the Loan Parties shall reimburse such LC Disbursement by paying to the Administrative Agent an amount equal to such LC Disbursement and any accrued interest thereon not later than 3:00 p.m., Central time, on the date that such LC Disbursement is made, if the Borrower shall have received notice of such LC Disbursement prior to 12:00 noon, Central time, on such date, or if such notice has not been received by the Borrower prior to such time on such date, then not later than 3:00 p.m., Central time, on the Business Day immediately following the day that the Borrower receives such notice, provided that, if the LC Disbursement is equal to or greater than $50,000, the Borrower may, subject to the conditions of borrowing set forth herein, request in accordance with Section 2.3 or Section 2.8 that such payment be financed with an ABR Revolving Borrowing or a Swingline Loan, as applicable, in an equivalent amount and, to the extent so financed, the Loan Parties' obligation to make such payment shall be discharged and replaced by the resulting ABR Revolving Borrowing or Swingline Loan, or (2) notify the Administrative Agent that the Issuing Bank is requesting that the applicable Lenders make an ABR Revolving Borrowing in an amount equal to such LC Disbursement and any accrued interest thereon, in which case (i) the Administrative Agent shall notify each applicable Lender of the details thereof and of the amount of such Lender's Loan to be made as part of such ABR Revolving Borrowing, and (ii) each Lender shall, whether or not any Default shall have occurred and be continuing, any representation or warranty shall be accurate, any condition to the making of any loan hereunder shall have been fulfilled, or any other matter whatsoever, make the Loan to be made by it under this paragraph by wire transfer of immediately available funds to the account of the Administrative Agent most recently designated by it for such purpose by notice to the Lenders, (A) by 3:00 p.m., Central time, on such date, in the event that such Lender shall have received notice of such ABR Revolving Borrowing prior to 12:00 noon, Central time, or (B) if such notice has not been received by such Lender prior to such time on such date, then not later than 3:00 p.m., Central time, on the Business Day immediately following the day that such Lender receives such notice. Such Loans shall, for all purposes hereof, be deemed to be an ABR Revolving Borrowing referred to in Section 2.1(a) and made pursuant to Section 2.3, and the Lenders obligations to make such Loans shall be absolute and unconditional. The Administrative Agent will make such Loans available to the Issuing Bank by promptly crediting or otherwise transferring the amounts so received, in like funds, to the Issuing Bank for the purpose of repaying in full the LC Disbursement and all accrued interest thereon.

(f)  Obligations Absolute. The Loan Parties' obligations to reimburse LC Disbursements as provided in paragraph (d) of this Section shall be absolute, unconditional and irrevocable, and shall be performed strictly in accordance with the terms of this Credit Agreement under any and all circumstances whatsoever and irrespective of (i) any lack of validity or enforceability of any Letter of Credit or this Credit Agreement, or any term or provision therein or herein, (ii) any draft or other document presented under a Letter of Credit proving to be forged, fraudulent or invalid in any respect or any statement therein being untrue or inaccurate in any respect, (iii) payment by the Issuing Bank under a Letter of Credit against presentation of a draft or other document that does not comply with the terms of such Letter of Credit or (iv) any other event or circumstance whatsoever, whether or not similar to any of the foregoing, that might, but for the provisions of this Section, constitute a legal or equitable discharge of, or provide a right of setoff against, the Borrower's obligations hereunder. Neither any Credit Party nor any of their respective Related Parties shall have any liability or responsibility by reason of or in connection with the issuance or transfer of any Letter of Credit or any payment or failure to make any payment thereunder (irrespective of any of the circumstances referred to in the preceding sentence), or any error, omission, interruption, loss or delay in transmission or delivery of any draft, notice or other communication under or relating to any Letter of Credit (including any document required to make a drawing thereunder), any error in interpretation of technical terms or any consequence arising from causes beyond the control of the Issuing Bank; provided that the foregoing shall not be construed to excuse the Issuing Bank from liability to the Loan Parties to the extent of any direct damages (as opposed to consequential damages, claims in respect of which are hereby waived by the Loan Parties to the extent permitted by applicable law) suffered by the Loan Parties that are caused by the Issuing Bank's failure to exercise care when determining whether drafts and other documents presented under a Letter of Credit comply with the terms thereof. The parties hereto expressly agree that, in the absence of gross negligence or willful misconduct on the part of the Issuing Bank (as finally determined by a court of competent jurisdiction), the Issuing Bank shall be deemed to have exercised care in each such determination. In furtherance of the foregoing and without limiting the generality thereof, the parties agree that, with respect to documents presented that appear on their face to be in substantial compliance with the terms of a Letter of Credit, the Issuing Bank may, in its sole discretion, either accept and make payment upon such documents without responsibility for further investigation, regardless of any notice or information to the contrary, or refuse to accept and make payment upon such documents if such documents are not in strict compliance with the terms of such Letter of Credit.

(g)  Disbursement Procedures. The Issuing Bank shall, promptly following its receipt thereof, examine all documents purporting to represent a demand for payment under a Letter of Credit. The Issuing Bank shall promptly notify the Administrative Agent and the Borrower by telephone (confirmed by facsimile) of such demand for payment and whether the Issuing Bank has made or will make an LC Disbursement thereunder; provided that any failure to give or delay in giving such notice shall not relieve the Loan Parties of their obligation to reimburse the Issuing Bank and the applicable Lenders with respect to any such LC Disbursement.

(h)  Interim Interest. If the Issuing Bank shall make any LC Disbursement, then, unless the Loan Parties shall reimburse such LC Disbursement in full on the date such LC Disbursement is made, the unpaid amount thereof shall bear interest, for each day from and including the date such LC Disbursement is made to but excluding the date that the Borrower reimburses such LC Disbursement, at the rate per annum then applicable to ABR Revolving Loans; provided that, if the Loan Parties fail to reimburse such LC Disbursement when due pursuant to paragraph (d) of this Section, then Section 3.1(c) shall apply. Interest accrued pursuant to this paragraph shall be for the account of the Issuing Bank, except that interest accrued on and after the date of payment by any Lender pursuant to paragraph (e) of this Section to reimburse the Issuing Bank shall be for the account of such Lender to the extent of such payment.

(i)  Cash Collateralization. If any Event of Default shall occur and be continuing, on the Business Day that the Borrower receives notice from the Administrative Agent or the Required Lenders (or, if the maturity of the Loans has been accelerated, Lenders with LC Exposure representing greater than 50% of the total LC Exposure) demanding the deposit of cash collateral pursuant to this paragraph, the Borrower, on behalf of the Loan Parties, shall deposit in an account with the Administrative Agent, in the name of the Administrative Agent and for the benefit of the applicable Lenders, an amount in cash equal to the LC Exposure with respect to Letters of Credit as of such date plus any accrued and unpaid interest thereon; provided that the obligation to deposit such cash collateral shall become effective immediately, and such deposit shall become immediately due and payable, without demand or other notice of any kind, upon the occurrence of any Event of Default with respect to the Loan Parties described in clause (h) or (i) of Article 8. Such deposit shall be held by the Administrative Agent as collateral for the payment and performance of the obligations of the Loan Parties under this Credit Agreement. The Administrative Agent shall have exclusive dominion and control, including the exclusive right of withdrawal, over such account. Other than any interest earned on the investment of such deposit, which investments shall be in direct short-term obligations of, or short-term obligations the principal of and interest on which are unconditionally guaranteed by, the United States of America, in each case maturing no later than the expiry date of the Letter of Credit giving rise to the relevant LC Exposure, such deposit shall not bear interest. Interest or profits, if any, on such investments shall accumulate in such account. Moneys in such account shall be applied by the Administrative Agent to reimburse the Issuing Bank for LC Disbursements for which it has not been reimbursed and, to the extent not so applied, shall be held for the satisfaction of the reimbursement obligations of the Loan Parties for the LC Exposure at such time or, if the maturity of the Loans has been accelerated (but subject to the consent of Lenders with LC Exposure representing greater than 50% of the total LC Exposure), be applied to satisfy other obligations of the Borrower under this Credit Agreement. If the Borrower is required to provide an amount of cash collateral hereunder as a result of the occurrence of an Event of Default, such amount (to the extent not applied as aforesaid) shall be returned to the Borrower within three Business Days after all Events of Default have been cured or waived.

Section 2.10.  Payments Generally; Pro Rata Treatment; Sharing of Setoffs

(a)  Each Loan Party shall make each payment required to be made by it hereunder or under any other Loan Document (whether of principal of Loans, LC Disbursements, interest or fees, or of amounts payable under Sections 3.5, 3.6, 3.7 or 10.3, or otherwise) prior to 12:00 noon, Central time, on the date when due, in immediately available funds, without setoff or counterclaim. Any amounts received after such time on any date may, in the discretion of the Administrative Agent, be deemed to have been received on the next succeeding Business Day for purposes of calculating interest thereon. All such payments shall be made to the Administrative Agent at its office at 800 Market Street, Saint Louis, Missouri, or such other office as to which the Administrative Agent may notify the other parties hereto, except payments to be made to the Issuing Bank or Swingline Lender as expressly provided herein and except that payments pursuant to Sections 3.5, 3.6, 3.7 and 10.3 shall be made directly to the Persons entitled thereto. The Administrative Agent shall distribute any such payments received by it for the account of any other Person to the appropriate recipient promptly following receipt thereof. If any payment hereunder shall be due on a day that is not a Business Day, the date for payment shall be extended to the next succeeding Business Day, and, in the case of any payment accruing interest, interest thereon shall be payable for the period of such extension. All payments hereunder shall be made in dollars.

(b)  If at any time insufficient funds are received by and available to the Administrative Agent to pay fully all amounts of principal of Loans, unreimbursed LC Disbursements, interest, fees and commissions then due hereunder, such funds shall be applied (i) first, towards payment of interest, fees and commissions then due hereunder, ratably among the parties entitled thereto in accordance with the amounts of interest, fees and commissions then due to such parties and (ii) second, towards payment of principal of Loans and unreimbursed LC Disbursements then due hereunder, ratably among the parties entitled thereto in accordance with the amounts of principal of Loans and unreimbursed LC Disbursements then due to such parties.

(c)  If any Lender shall, by exercising any right of setoff or counterclaim or otherwise, obtain payment in respect of any principal of, or interest on, any of its Loans or participations in LC Disbursements or Swingline Loans resulting in such Lender receiving payment of a greater proportion of the aggregate amount of its Loans and participations in LC Disbursements or Swingline Loans and accrued interest thereon than the proportion received by any other applicable Lender, then the applicable Lender receiving such greater proportion shall purchase (for cash at face value) participations in the Loans and participations in LC Disbursements or Swingline Loans of other applicable Lenders to the extent necessary so that the benefit of all such payments shall be shared by the applicable Lenders ratably in accordance with the aggregate amount of principal of, and accrued interest on, their respective Loans and participations in LC Disbursements or Swingline Loans, provided that (i) if any such participations are purchased and all or any portion of the payment giving rise thereto is recovered, such participations shall be rescinded and the purchase price restored to the extent of such recovery, without interest, and (ii) the provisions of this paragraph shall not be construed to apply to any payment made by the Loan Parties pursuant to and in accordance with the express terms of this Credit Agreement or any payment obtained by a Lender as consideration for the assignment of or sale of a participation in any of its Loans or participations in LC Disbursements or Swingline Loans to any assignee or participant, other than to the Borrower or any Subsidiary or Affiliate thereof (as to which the provisions of this paragraph shall apply). Each Loan Party consents to the foregoing and agrees, to the extent it may effectively do so under applicable law, that any Lender acquiring a participation pursuant to the foregoing arrangements may exercise against such Loan Party rights of setoff and counterclaim with respect to such participation as fully as if such Lender were a direct creditor of such Loan Party in the amount of such participation.

(d)  Unless the Administrative Agent shall have received notice from a Loan Party prior to the date on which any payment is due to the Administrative Agent for the account of the applicable Credit Parties hereunder that such Loan Party will not make such payment, the Administrative Agent may assume that such Loan Party has made such payment on such date in accordance herewith and may, in reliance upon such assumption, distribute to such Credit Parties the amount due. In such event, if such Loan Party has not in fact made such payment, then each such Credit Party severally agrees to repay to the Administrative Agent forthwith on demand the amount so distributed to such Credit Party with interest thereon, for each day from and including the date such amount is distributed to it to but excluding the date of payment to the Administrative Agent, at the Federal Funds Effective Rate.

(e)  If any Credit Party shall fail to make any payment required to be made by it pursuant to Section 2.4(b), 2.8(c) or 2.9(d), then the Administrative Agent may, in its discretion (notwithstanding any contrary provision hereof), apply any amounts thereafter received by the Administrative Agent for the account of such Credit Party to satisfy such Credit Party's obligations under such Sections until all such unsatisfied obligations are fully paid.

ARTICLE 3.  INTEREST, FEES, YIELD PROTECTION, ETC.

Section 3.1.  Interest

(a)  The Loans comprising each ABR Borrowing shall bear interest at (i) in the case of an ABR Revolving Borrowing, ABR A Term Borrowing, or Swingline Borrowings, the Alternate Base Rate plus the Applicable Revolving, A Term and Swingline ABR Margin and (ii) in the case of an ABR B Term Borrowing, the Alternate Base Rate plus the Applicable B Term ABR Margin.

(b)  The Loans comprising each Eurodollar Borrowing shall bear interest at (i) in the case of a Eurodollar Revolving Borrowing, or a Eurodollar A Term Borrowing, the Adjusted LIBO Rate for the Interest Period in effect for such Borrowing plus the Applicable Revolving, A Term and LC Fee Eurodollar Margin, and (ii) in the case of a Eurodollar B Term Borrowing, the Adjusted LIBO Rate for the Interest Period in effect for such Borrowing plus the Applicable B Term Eurodollar Margin.

(c)  Notwithstanding the foregoing, if any principal of or interest on any Loan or any fee or other amount payable by the Loan Parties is not paid when due, whether at stated maturity, upon acceleration or otherwise, such overdue amount shall bear interest, after as well as before judgment, at a rate per annum equal to (i) in the case of overdue principal of any Loan, 2% plus the rate otherwise applicable to such Loan as provided in the preceding paragraphs of this Section or (ii) in the case of any other amount, 2% plus the Alternate Base Rate plus the Applicable Margin. In addition, notwithstanding the foregoing, if an Event of Default has occurred and is continuing, then, so long as such Event of Default is continuing, all outstanding principal of each Loan shall, without duplication of amounts payable under the preceding sentence, bear interest, after as well as before judgment, at a rate per annum equal to 2% plus the rate otherwise applicable to such Loan as provided in the preceding paragraphs of this Section.

(d)  Accrued interest on each Loan shall be payable in arrears on each Interest Payment Date for such Loan, provided that (i) interest accrued pursuant to paragraph (c) of this Section shall be payable on demand, (ii) in the event of any repayment or prepayment of any Loan (other than the prepayment of an ABR Revolving Loan prior to the end of the Availability Period), accrued interest on the principal amount repaid or prepaid shall be payable on the date of such repayment or prepayment, and (iii) in the event of any conversion of any Eurodollar Loan prior to the end of the current Interest Period therefor, accrued interest on such Loan shall be payable on the effective date of such conversion.

(e)  All interest hereunder shall be computed on the basis of a year of 360 days, except that interest computed by reference to the Alternate Base Rate at times when the Alternate Base Rate is based on the Prime Rate shall be computed on the basis of a year of 365 days (or 366 days in a leap year), and in each case shall be payable for the actual number of days elapsed (including the first day but excluding the last day). The applicable Alternate Base Rate, Adjusted LIBO Rate or LIBO Rate shall be determined by the Administrative Agent, and such determination shall be conclusive absent clearly demonstrable error.

Section 3.2.  Interest Elections

(a)  Each Borrowing (other than a Swingline Loan) initially shall be of the Type specified in the applicable Borrowing Request and, in the case of a Eurodollar Borrowing, shall have an initial Interest Period as specified in such Borrowing Request. Thereafter, the Borrower, on behalf of the Loan Parties, may elect to convert such Borrowing to a different Type or to continue such Borrowing and, in the case of a Eurodollar Borrowing, may elect Interest Periods therefor, all as provided in this Section. The Borrower may elect different options with respect to different portions of the affected Borrowing, in which case each such portion shall be allocated ratably among the applicable Lenders holding the Loans comprising such Borrowing, and the Loans comprising each such portion shall be considered a separate Borrowing. This Section shall not apply to Swingline Borrowings which may not be converted or continued.

(b)  To make an election pursuant to this Section, the Borrower, on behalf of the Loan Parties, shall notify the Administrative Agent of such election by telephone by the time that a Borrowing Request would be required under Section 2.3 if the Borrower were requesting a Borrowing of the Type resulting from such election to be made on the effective date of such election. Each such telephonic Interest Election Request shall be irrevocable and shall be confirmed promptly by hand delivery or facsimile to the Administrative Agent of a written Interest Election Request in a form approved by the Administrative Agent and signed by the Borrower.

(c)  Each telephonic and written Interest Election Request shall specify the following information in compliance with Section 2.2:

(i)  the Borrowing to which such Interest Election Request applies and, if different options are being elected with respect to different portions thereof, the portions thereof to be allocated to each resulting Borrowing (in which case the information to be specified pursuant to clauses (iii) and (iv) of this paragraph shall be specified for each resulting Borrowing);

(ii)  the effective date of the election made pursuant to such Interest Election Request, which shall be a Business Day;

(iii)  whether the resulting Borrowing is to be an ABR Borrowing or a Eurodollar Borrowing; and

(iv)  if the resulting Borrowing is a Eurodollar Borrowing, the Interest Period to be applicable thereto after giving effect to such election, which shall be a period contemplated by the definition of the term "Interest Period".

If any such Interest Election Request requests a Eurodollar Borrowing but does not specify an Interest Period, then the Borrower shall be deemed to have selected an Interest Period of one month's duration.

(d)  Promptly following receipt of an Interest Election Request, the Administrative Agent shall advise each applicable Lender of the details thereof and of such Lender's portion of each resulting Borrowing.

(e)  If the Borrower fails to deliver a timely Interest Election Request prior to the end of the Interest Period applicable thereto, then, unless such Borrowing is repaid as provided herein, at the end of such Interest Period, such Borrowing shall be converted to an ABR Borrowing. Notwithstanding any contrary provision hereof, if an Event of Default has occurred and is continuing and the Administrative Agent, at the request of the Required Lenders, so notifies the Borrower, then, so long as an Event of Default is continuing, (i) no outstanding Borrowing may be converted to or continued as a Eurodollar Borrowing and (ii) unless repaid, each Eurodollar Borrowing shall be converted to an ABR Borrowing at the end of the Interest Period applicable thereto.

Section 3.3.  Fees

(a)  The Borrower, on behalf of the Loan Parties, agrees to pay to the Administrative Agent for the account of each Lender having a Revolving Commitment, a commitment fee, which shall accrue at a rate per annum equal to 25 bps if the Leverage Ratio is less than or equal to 2.00:1.00, or 50 bps if the Leverage Ratio is greater than 2.00:1.00, on the daily amount of the unused Revolving Commitment excluding the Swingline Exposure of such Lender during the period from and including the date on which this Credit Agreement shall have become effective in accordance with Section 10.6, but excluding the date on which such Revolving Commitment terminates. The applicable Leverage Ratio shall be the Leverage Ratio on the last day of March, June, September and December. Accrued commitment fees shall be payable in arrears on the last day of March, June, September and December of each year, each date on which the Revolving Commitments are permanently reduced and on the date on which the Revolving Commitments terminate, commencing on the first such date to occur after the date hereof. All commitment fees shall be computed on the basis of a year of 360 days and shall be payable for the actual number of days elapsed (including the first day but excluding the last day).

(b)  The Borrower, on behalf of the Loan Parties, agrees to pay to the Administrative Agent for the account of each Lender having a B Term Commitment, a commitment fee, which shall accrue at a rate per annum equal to 25 bps if the Leverage Ratio is less than or equal to 2.00:1.00, or 50 bps if the Leverage Ratio is greater than 2.00:1.00, on the daily amount of the unused B Term Commitment of such Lender during the period from and including the date on which this Credit Agreement shall have become effective in accordance with Section 10.6, but excluding the date on which such B Term Commitment terminates. The applicable Leverage Ratio shall be the Leverage Ratio on the last day of March, June, September and December. Accrued commitment fees shall be payable in arrears on the last day of March, June, September and December of each year, each date on which the B Term Commitments are permanently reduced and on the date on which the B Term Commitments terminate, commencing on the first such date to occur after the date hereof. All commitment fees shall be computed on the basis of a year of 360 days and shall be payable for the actual number of days elapsed (including the first day but excluding the last day).

(c)  The Borrower, on behalf of the Loan Parties, agrees to pay BOA, as Administrative Agent, an arrangement fee as previously agreed upon between the Borrower and BOA.

(d)  The Borrower, on behalf of the Loan Parties, agrees to pay up front fees of 40 bps to the Administrative Agent on behalf of the Lenders, including BOA, on the date on which this Credit Agreement becomes effective in accordance with Section 10.6.

(e)  The Borrower, on behalf of the Loan Parties, agrees to pay an annual administration fee equal to the greater of $15,000 or $5,000 for each Lender to the Administrative Agent on the date on which this Credit Agreement becomes effective in accordance with Section 10.6, and annually thereafter until termination of this Credit Agreement.

(f)  The Borrower agrees to pay (i) to the Administrative Agent for the account of each Lender having a Revolving Commitment a participation fee with respect to its participations in Letters of Credit, which shall accrue at rate per annum equal to the Revolving A Term and LC Fee Eurodollar Margin on the average daily amount of such Lender's LC Exposure (excluding any portion thereof attributable to unreimbursed LC Disbursements) during the period from and including the date on which this Credit Agreement shall become effective in accordance with Section 10.6 to but excluding the later of the date on which such Lender's Revolving Commitment terminates and the date on which such Lender ceases to have any LC Exposure and (ii) to the Issuing Bank for its own account a fronting fee, which shall accrue at the rate or rates per annum separately agreed upon between the Borrower and the Issuing Bank on the average daily amount of the LC Exposure attributable to Letters of Credit (excluding any portion thereof attributable to unreimbursed LC Disbursements) during the period from and including the date on which this Credit Agreement shall become effective in accordance with Section 10.6 to but excluding the later of the date of termination of the Revolving Commitments and the date on which there ceases to be any such LC Exposure, as well as the Issuing Bank's standard fees with respect to the issuance, amendment, renewal or extension of any Letter of Credit or processing of drawings thereunder. Accrued participation fees and fronting fees shall be payable in arrears within 30 days of the last day of March, June, September and December of each year, commencing on the first such date to occur after the date hereof; provided, that all such fees shall be payable on the date on which the Revolving Commitments terminate and any such fees accruing after the date on which the Revolving Commitments terminate shall be payable on demand. Any other fees payable to the Issuing Bank pursuant to this paragraph shall be payable within ten days after demand. All participation fees and fronting fees shall be computed on the basis of a year of 360 days and shall be payable for the actual number of days elapsed (including the first day but excluding the last day). Notwithstanding anything to the contrary herein, at all times during the continuance of an Event of Default, all participation fees and fronting fees shall be calculated at a rate per annum equal to 2% plus the rate otherwise applicable thereto and shall be payable on demand.

(g)  All fees and other amounts payable hereunder shall be paid on the dates due, in immediately available funds, to the Administrative Agent for distribution, in the case of commitment upfront and annual fees, to the Lenders. Fees and other amounts paid shall not be refundable under any circumstances.

Section 3.4.  Alternate Rate of Interest

If prior to the commencement of any Interest Period for a Eurodollar Borrowing:

(a)  the Administrative Agent determines (which determination shall be conclusive absent manifest error) that adequate and reasonable means do not exist for ascertaining the Adjusted LIBO Rate or the LIBO Rate, as applicable, for such Interest Period; or

(b)  the Administrative Agent is advised by any applicable Lender that the Adjusted LIBO Rate or the LIBO Rate, as applicable, for such Interest Period will not adequately and fairly reflect the cost to such Lender of making or maintaining its Loan included in such Borrowing for such Interest Period;

then the Administrative Agent shall give notice thereof to the Borrower and the applicable Lenders by telephone or facsimile as promptly as practicable thereafter and, until the Administrative Agent notifies the Borrower and the applicable Lenders that the circumstances giving rise to such notice no longer exist, (i) any Interest Election Request that requests the conversion of any Borrowing to, or continuation of any Borrowing as, a Eurodollar Borrowing shall be ineffective, and (ii) if any Borrowing Request requests a Eurodollar Borrowing, such Borrowing shall be made as an ABR Borrowing.

Section 3.5.  Increased Costs; Illegality

(a)  If any Change in Law shall:

(i)  impose, modify or deem applicable any reserve, special deposit or similar requirement against assets of, deposits with or for the account of, or credit extended by, any Credit Party (except any such reserve requirement reflected in the Adjusted LIBO Rate);

(ii)  impose on any Credit Party or the London interbank market any other condition affecting this Credit Agreement, any Eurodollar Loans made by such Credit Party or any participation therein or any Letter of Credit or participation therein, and the result of any of the foregoing shall be to increase the cost to such Credit Party of making or maintaining any Eurodollar Loan or the cost to such Credit Party of issuing, participating in or maintaining any Letter of Credit hereunder or to increase the cost to such Credit Party or to reduce the amount of any sum received or receivable by such Credit Party hereunder (whether of principal, interest or otherwise), then the Borrower, on behalf of the Loan Parties, will pay to such Credit Party such additional amount or amounts as will compensate such Credit Party for such additional costs incurred or reduction suffered.

(b)  If any Credit Party determines that any Change in Law regarding capital requirements has or would have the effect of reducing the rate of return on such Credit Party's capital or on the capital of such Credit Party's holding company, if any, as a consequence of this Credit Agreement or the Loans made the Letters of Credit issued or participations therein held by such Credit Party to a level below that which such Credit Party or such Credit Party's holding company could have achieved but for such Change in Law (taking into consideration such Credit Party's policies and the policies of such Credit Party's holding company with respect to capital adequacy), then from time to time the Borrower, on behalf of the Loan Parties, will pay to such Credit Party such additional amount or amounts as will compensate such Credit Party or such Credit Party's holding company for any such reduction suffered.

(c)  A certificate of a Credit Party setting forth the amount or amounts necessary to compensate such Credit Party or its holding company, as applicable, as specified in paragraph (a) or (b) of this Section shall be delivered to the Borrower and shall be conclusive absent manifest error. The Borrower, on behalf of the Loan Parties, shall pay such Credit Party the amount shown as due on any such certificate within 10 days after receipt thereof.

(d)  Failure or delay on the part of any Credit Party to demand compensation pursuant to this Section shall not constitute a waiver of such Credit Party's right to demand such compensation.

(e)  Notwithstanding any other provision of this Credit Agreement, if, after the date of this Credit Agreement, any Change in Law shall make it unlawful for any Lender to make or maintain any Eurodollar Loan or to give effect to its obligations as contemplated hereby with respect to any Eurodollar Loan, then, by written notice to the Borrower and to the Administrative Agent:

(i)  such Lender may declare that Eurodollar Loans will not thereafter (for the duration of such unlawfulness) be made by such Lender hereunder (or be continued for additional Interest Periods and ABR Loans will not thereafter (for such duration) be converted into Eurodollar Loans), whereupon any request for a Eurodollar Borrowing or to convert an ABR Borrowing to a Eurodollar Borrowing or to continue a Eurodollar Borrowing, as applicable, for an additional Interest Period shall, as to such Lender only, be deemed a request for an ABR Loan (or a request to continue an ABR Loan as such for an additional Interest Period or to convert a Eurodollar Loan into an ABR Loan, as applicable), unless such declaration shall be subsequently withdrawn; and

(ii)  such Lender may require that all outstanding Eurodollar Loans made by it be converted to ABR Loans, in which event all such Eurodollar Loans shall be automatically converted to ABR Loans, as of the effective date of such notice as provided in the last sentence of this paragraph.

    In the event any Lender shall exercise its rights under (i) or (ii) of this paragraph, all payments and prepayments of principal that would otherwise have been applied to repay the Eurodollar Loans that would have been made by such Lender or the converted Eurodollar Loans of such Lender shall instead be applied to repay the ABR Loans made by such Lender in lieu of, or resulting from the conversion of, such Eurodollar Loans, as applicable. For purposes of this paragraph, a notice to the Borrower by any Lender shall be effective as to each Eurodollar Loan made by such Lender, if lawful, on the last day of the Interest Period currently applicable to such Eurodollar Loan; in all other cases such notice shall be effective on the date of receipt by the Borrower.

Section 3.6.  Break Funding Payments

    In the event of (a) the payment or prepayment (voluntary or otherwise) of any principal of any Eurodollar Loan other than on the last day of an Interest Period applicable thereto or Swingline Loan other than on the maturity thereof (including as a result of an Event of Default), (b) the conversion of any Eurodollar Loan other than on the last day of the Interest Period applicable thereto, (c) the failure to borrow, convert, continue or prepay any Eurodollar Loan or Swingline Loan on the date specified in any notice delivered pursuant hereto (regardless of whether such notice may be revoked under Section 2.7(d) and is revoked in accordance therewith), then, in any such event, the Borrower, on behalf of the Loan Parties, shall compensate each Lender for the loss, cost and expense attributable to such event. In the case of a Eurodollar Loan, such loss, cost or expense to any Lender shall be deemed to include an amount determined by such Lender to be the excess, if any, of (i) the amount of interest that would have accrued on the principal amount of such Loan had such event not occurred, at the Adjusted LIBO Rate that would have been applicable to such Loan, for the period from the date of such event to the last day of the then current Interest Period therefor (or, in the case of a failure to borrow, convert or continue, for the period that would have been the Interest Period for such Loan), over (ii) the amount of interest that would accrue on such principal amount for such period at the interest rate that such Lender would bid were it to bid, at the commencement of such period, for dollar deposits of a comparable amount and period from other banks in the eurodollar market. A certificate of any Lender setting forth any amount or amounts that such Lender is entitled to receive pursuant to this Section shall be delivered to the Borrower and shall be conclusive absent manifest error. The Borrower, on behalf of the Loan Parties, shall pay such Lender the amount shown as due on any such certificate within ten days after receipt thereof.

Section 3.7.  Taxes

(a)  Any and all payments by or on account of any obligation of any Loan Party hereunder and under any other Loan Document shall be made free and clear of and without deduction for any Indemnified Taxes or Other Taxes, provided that, if such Loan Party shall be required to deduct any Indemnified Taxes or Other Taxes from such payments, then (i) the sum payable shall be increased as necessary so that, after making all required deductions (including deductions applicable to additional sums payable under this Section), the applicable Credit Party receives an amount equal to the sum it would have received had no such deductions been made, (ii) such Loan Party shall make such deductions and (iii) such Loan Party shall pay the full amount deducted to the relevant Governmental Authority in accordance with applicable law.

(b)  In addition, the Loan Parties shall pay any Other Taxes to the relevant Governmental Authority in accordance with applicable law.

(c)  Each Loan Party shall indemnify each Credit Party, within ten days after written demand therefor, for the full amount of any Indemnified Taxes or Other Taxes paid by such Credit Party on or with respect to any payment by or on account of any obligation of such Loan Party under the Loan Documents (including Indemnified Taxes or Other Taxes imposed or asserted on or attributable to amounts payable under this Section) and any penalties, interest and reasonable expenses arising therefrom or with respect thereto, whether or not such Indemnified Taxes or Other Taxes were correctly or legally imposed or asserted by the relevant Governmental Authority. A certificate as to the amount of such payment or liability delivered to the Borrower by a Credit Party, or by the Administrative Agent on its own behalf or on behalf of a Credit Party, shall be conclusive absent manifest error.

(d)  As soon as practicable after any payment of Indemnified Taxes or Other Taxes by a Loan Party to a Governmental Authority, the Borrower, on behalf of such Loan Party, shall deliver to the Administrative Agent the original or a certified copy of a receipt issued by such Governmental Authority evidencing such payment, a copy of the return reporting such payment or other evidence of such payment reasonably satisfactory to the Administrative Agent.

(e)  Any Foreign Lender that is entitled to an exemption from or reduction of withholding tax under the law of the jurisdiction in which the relevant Loan Party is located, or any treaty to which such jurisdiction is a party, with respect to payments under the Loan Documents shall deliver to the Borrower (with a copy to the Administrative Agent), at the time or times prescribed by applicable law, such properly completed and executed documentation prescribed by applicable law or reasonably requested by the Borrower as will permit such payments to be made without withholding or at a reduced rate.

Section 3.8.  Mitigation Obligations

    If any Lender requests compensation under Section 3.5, or if a Loan Party is required to pay any additional amount to any Lender or any Governmental Authority for the account of any Lender pursuant to Section 3.7, then such Lender shall use reasonable efforts to designate a different lending office for funding or booking its Loans or Letters of Credit (or any participation therein) hereunder or to assign its rights and obligations hereunder to another of its offices, branches or affiliates, if, in the judgment of such Lender, such designation or assignment (i) would eliminate or reduce amounts payable pursuant to Section 3.5 or 3.7, as applicable, in the future and (ii) would not subject such Lender to any unreimbursed cost or expense and would not otherwise be disadvantageous to such Lender. The Borrower, on behalf of such Loan Party, hereby agrees to pay all reasonable costs and expenses incurred by any Lender in connection with any such designation or assignment.

ARTICLE 4.  REPRESENTATIONS AND WARRANTIES

The Borrower represents and warrants to the Credit Parties that:

Section 4.1.  Organization; Powers

    Each of the Borrower and the Subsidiaries is duly organized, validly existing and in good standing under the laws of the jurisdiction of its organization, has all requisite power and authority to carry on its business as now conducted and, except where the failure to do so, individually or in the aggregate, could not reasonably be expected to result in a Material Adverse Effect, is qualified to do business in, and is in good standing in, every jurisdiction where such qualification is required.

Section 4.2.  Authorization; Enforceability

    The Transactions are within the corporate, partnership or other analogous powers of each of the Borrower and the Subsidiaries to the extent it is a party thereto and have been duly authorized by all necessary corporate, partnership or other analogous and, if required, equityholder action. Each Loan Document has been duly executed and delivered by each of the Borrower and the Subsidiaries to the extent it is a party thereto and constitutes a legal, valid and binding obligation thereof, enforceable in accordance with its terms, subject to applicable bankruptcy, insolvency, reorganization, moratorium or other laws affecting creditors' rights generally.

Section 4.3.  Governmental Approvals; No Conflicts

    The Transactions (a) do not require any consent or approval of, registration or filing with, or any other action by, any Governmental Authority, except such as have been obtained or made and are in full force and effect, (b) will not violate any applicable law or regulation or the charter, by-laws or other organizational documents of the Borrower or any of the Subsidiaries or any order of any Governmental Authority, (c) will not violate or result in a default under any indenture, agreement or other instrument binding upon the Borrower or any of the Subsidiaries or its assets, or give rise to a right thereunder to require any payment to be made by the Borrower or any of the Subsidiaries, and (d) will not result in the creation or imposition of any Lien on any asset of the Borrower or any of the Subsidiaries (other than Liens permitted by Section 7.2).

Section 4.4.  Financial Condition; No Material Adverse Change

(a)  The Borrower has heretofore furnished to the Credit Parties (i) the Form 10-K for Brass Eagle, Inc. for the fiscal years ended December 31, 1997, 1998 and 1999 containing the consolidated balance sheet and statements of income, stockholders equity and cash flows for Brass Eagle, Inc. and the Subsidiaries as of and for the relevant fiscal years reported on by Crowe Chizek and Company, LLP, independent public accountants, and (ii) the Form 10-Q for Brass Eagle, Inc. for the fiscal quarter ended March 31, 2000 containing the consolidated balance sheet and statements of income and cash flows of Brass Eagle, Inc. and the Subsidiaries as of and for the fiscal quarter and the portion of the fiscal year then ended on March 31, 2000, certified by its chief financial officer. The consolidated financial statements referred to in clauses (i) and (ii) above present fairly, in all material respects, the financial position and results of operations and cash flows of Brass Eagle, Inc. and consolidated Subsidiaries as of such dates and for the indicated periods in accordance with GAAP and are consistent with the books and records of Brass Eagle, Inc. (which books and records are correct and complete), subject to year-end audit adjustments and the absence of footnotes in the case of the statements referred to in clause (ii) above, and the financial statements referred to in clause (iii) above have been prepared in accordance with GAAP on a consistent basis throughout the indicated periods indicated and present fairly, in all material respects, the pro form financial position, results of operations and changes in financial position of Brass Eagle, Inc. as of the indicated dates and for the indicated periods and are consistent with the books and records of Brass Eagle, Inc. (which books and records are correct and complete).

(b)  The Borrower has heretofore furnished to the Credit Parties a pro forma balance sheet of the Borrower and the Subsidiaries as of the Effective Date after giving effect to the Initial Transaction and reflecting estimated purchase price accounting adjustments, as reviewed by Crowe Chizek and Company, LLP, independent public accountants.

(c)  The Borrower has heretofore furnished to the Credit Parties financial statements of J.T. U.S.A., L.P. for the fiscal years ended December 31, 1998 and 1999, reported on by Crowe Chizek and Company, LLP, independent public accountants, and company prepared interim financial statements for the quarter ended March 31, 2000, certified by its chief financial officer.

(d)  Since March 31, 2000, there has been no material adverse change in the business, assets, operations, prospects or condition, financial or otherwise, of the Borrower and the Subsidiaries, taken as a whole.

Section 4.5.  Properties

(a)  Each of the Borrower and the Subsidiaries has good title to, or valid leasehold interests in, all its real and personal property material to its business, subject to the Permitted Encumbrances, and except for minor defects in title that do not interfere with its ability to conduct its business as currently conducted or to utilize such properties for their intended purposes.

(b)  Each of the Borrower and the Subsidiaries owns, or is entitled to use, all trademarks, tradenames, copyrights, patents and other intellectual property material to its business, and the use thereof by the Borrower and the Subsidiaries does not infringe upon the rights of any other Person, except for any such infringements that, individually or in the aggregate, could not reasonably be expected to result in a Material Adverse Effect.

(c)  Schedule 4.5 sets forth the address of each real property that is owned or leased by the Borrower or any of the Subsidiaries as of the Effective Date after giving effect to the Transactions.

(d)  Neither the Borrower nor any of the Subsidiaries have received notice of, or have knowledge of, any pending or contemplated condemnation proceeding affecting any Mortgaged Property or any sale or disposition thereof in lieu of condemnation. Neither any Mortgaged Property nor any interest therein is subject to any right of first refusal, option or other contractual right in favor of any third party to purchase such Mortgaged Property or interest therein.

Section 4.6.  Litigation and Environmental Matters

(a)  There are no actions, suits or proceedings by or before any arbitrator or Governmental Authority pending against or, to the knowledge of the Borrower, threatened against or affecting the Borrower or any of the Subsidiaries (i) that, if adversely determined, could reasonably be expected, individually or in the aggregate, to result in a Material Adverse Effect (other than as disclosed on Schedule 4.6) or (ii) that involve any Loan Document or the Transactions.

(b)  Except as disclosed on Schedule 4.6 and except with respect to any other matters that, individually or in the aggregate, could not reasonably be expected to result in a Material Adverse Effect, neither the Borrower nor any of the Subsidiaries (i) have failed to comply with any Environmental Law or to obtain, maintain or comply with any permit, license or other approval required under any Environmental Law, (ii) have become subject to any Environmental Liability, (iii) have received notice of any claim with respect to any Environmental Liability or (iv) know of any basis for any Environmental Liability.

(c)  Since the date of this Credit Agreement, there has been no change in the status of the matters disclosed on Schedule 4.6 that, individually or in the aggregate, has resulted in, or materially increased the likelihood of, a Material Adverse Effect.

Section 4.7.  Compliance with Laws and Agreements

    Each of the Borrower and the Subsidiaries is in compliance with all laws, regulations and orders of any Governmental Authority applicable to it or its property and all indentures, agreements and other instruments binding upon it or its property, except where the failure to do so, individually or in the aggregate, could not reasonably be expected to result in a Material Adverse Effect. No Default has occurred and is continuing.

Section 4.8.  Investment and Holding Company Status

    Neither the Borrower nor any of the Subsidiaries are (a) an "investment company" as defined in, or subject to regulation under, the Investment Company Act of 1940 or (b) a "holding company" as defined in, or subject to regulation under, the Public Utility Holding Company Act of 1935.

Section 4.9.  Taxes

    Each of the Borrower and the Subsidiaries has timely filed or caused to be filed all Tax returns and reports required to have been filed and has paid or caused to be paid all Taxes required to have been paid by it, except (a) Taxes that are being contested in good faith by appropriate proceedings and for which the Borrower or such Subsidiary, as applicable, has set aside on its books adequate reserves or (b) to the extent that the failure to do so could not reasonably be expected to result in a Material Adverse Effect.

Section 4.10.  ERISA

    No ERISA Event has occurred or is reasonably expected to occur that, when taken together with all other such ERISA Events for which liability is reasonably expected to occur, could reasonably be expected to result in a Material Adverse Effect. The present value of all accumulated benefit obligations under each Plan (based on the assumptions used for purposes of Statement of Financial Accounting Standards No. 87) did not, as of the date of the most recent financial statements reflecting such amounts, exceed by more than $100,000 the fair market value of the assets of such Plan, and the present value of all accumulated benefit obligations of all underfunded Plans (based on the assumptions used for purposes of Statement of Financial Accounting Standards No. 87) did not, as of the date of the most recent financial statements reflecting such amounts, exceed by more than $100,000 the fair market value of the assets of all such underfunded Plans.

Section 4.11.  Disclosure

    The Borrower has disclosed to the Credit Parties all agreements, instruments and corporate or other restrictions to which it or any of the Subsidiaries is subject, and all other matters known to it, that, individually or in the aggregate, could reasonably be expected to result in a Material Adverse Effect. None of the reports, financial statements, certificates or other information furnished by or on behalf of the Borrower or any Subsidiary to any Credit Party in connection with the negotiation of the Loan Documents or delivered thereunder (as modified or supplemented by other information so furnished) contains any material misstatement of fact or omits to state any material fact necessary to make the statements therein, in the light of the circumstances under which they were made, not misleading, provided that, with respect to projected financial information, the Borrower represents only that such information was prepared in good faith based upon assumptions believed to be reasonable at the time.

Section 4.12.  Subsidiaries

    Schedule 4.12 sets forth the name of, and the ownership interest of the Borrower in, each Subsidiary and identifies each Subsidiary that is a Subsidiary, in each case as of the Effective Date.

Section 4.13.  Insurance

    Schedule 4.13 sets forth a description of all insurance maintained by or on behalf of the Borrower and the Subsidiaries as of the Effective Date. As of the Effective Date, all premiums in respect of such insurance that are due and payable have been paid.

Section 4.14.  Labor Matters

    As of the Effective Date, there are no strikes, lockouts or slowdowns against the Borrower or any Subsidiary pending or, to the knowledge of the Borrower, threatened. The hours worked by and payments made to employees of the Borrower and the Subsidiaries have not been in violation of the Fair Labor Standards Act or any other applicable Federal, state, local or foreign law dealing with such matters, except where any such violations, individually and in the aggregate, would not be reasonably likely to result in a Material Adverse Effect. All material payments due from the Borrower or any Subsidiary, or for which any claim may be made against the Borrower or any Subsidiary, on account of wages and employee health and welfare insurance and other benefits, have been paid or accrued as a liability on the books of the Borrower or such Subsidiary. The consummation of the Transactions will not give rise to any right of termination or right of renegotiation on the part of any union under any collective bargaining agreement to which the Borrower or any Subsidiary is bound.

Section 4.15.  Solvency

    Immediately after the consummation of each Transaction and immediately following the making of each Loan, if any, and the issuance of each Letter of Credit, if any, made or issued on the date thereof and after giving effect to the application of the proceeds of such Loan and such Letter of Credit, (a) the fair value of the assets of the Borrower and the Subsidiaries, taken as a whole, at a fair valuation, will exceed their debts and liabilities, subordinated, contingent or otherwise; (b) the present fair saleable value of the property of the Borrower and the Subsidiaries, taken as a whole, will be greater than the amount that will be required to pay the probable liability of their debts and other liabilities, subordinated, contingent or otherwise, as such debts and other liabilities become absolute and matured; (c) each of the Borrower and the Subsidiaries will be able to pay its debts and liabilities, subordinated, contingent or otherwise, as such debts and liabilities become absolute and matured; and (d) each of the Borrower and the Subsidiaries will not have unreasonably small capital with which to conduct the business in which it is engaged as such business is now conducted and is proposed to be conducted following such date.

Section 4.16.  Security Documents

(a)  The Security Agreement is effective to create in favor of the Administrative Agent, for the ratable benefit of the Secured Parties, a legal, valid and enforceable security interest in the Collateral (as defined in the Security Agreement) and, when (i) the pledged property constituting such Collateral is delivered to the Administrative Agent, (ii) the financing statements in appropriate form are filed in the offices specified on Schedule 6 to the Perfection Certificate and (iii) all other applicable filings under the Uniform Commercial Code or otherwise that are required under the Loan Documents are made, the Security Agreement shall constitute a fully perfected Lien on, and security interest in, all right, title and interest of the grantors thereunder in such Collateral (other than the Intellectual Property (as defined in the Security Agreement)), in each case prior and superior in right to any other Person, other than with respect to Liens expressly permitted by Section 7.2.

(b)  When the Security Agreement is filed in the United States Patent and Trademark Office and the United States Copyright Office, the Security Agreement shall constitute a fully perfected Lien on, and security interest in, all right, title and interest of the Borrower and the Subsidiaries in the Intellectual Property (as defined in the Security Agreement) in which a security interest may be perfected by filing, recording or registering a security agreement, financing statement or analogous document in the United States Patent and Trademark Office or the United States Copyright Office, as applicable, in each case prior and superior in right to any other Person, other than with respect to Liens expressly permitted by Section 7.2 (it being understood that subsequent recordings in the United States Patent and Trademark Office and the United States Copyright Office may be necessary to perfect a Lien on registered trademarks, trademark applications and copyrights acquired by the Borrower and the Subsidiaries after the date hereof).

(c)  The Mortgages are effective to create, subject to the exceptions listed in each title insurance policy covering such Mortgage, in favor of the Administrative Agent, for the ratable benefit of the Secured Parties, a legal, valid and enforceable Lien on all of the right, title and interest of the Borrower and the Subsidiaries in and to the Mortgaged Properties thereunder and the proceeds thereof, and when the Mortgages are filed in the appropriate offices for the recording of mortgages, the Mortgages shall constitute a Lien on, and security interest in, all right, title and interest of the Borrower and the Subsidiaries in such Mortgaged Properties and the proceeds thereof, in each case prior and superior in right to any other Person, other than with respect to the rights of Persons pursuant to Liens expressly permitted by Section 7.2.

Section 4.17.  Federal Reserve Regulations

(a)  Neither the Borrower nor any of the Subsidiaries are engaged principally, or as one of their important activities, in the business of extending credit for the purpose of buying or carrying Margin Stock.

(b)  No part of the proceeds of any Loan will be used, whether directly or indirectly, and whether immediately, incidentally or ultimately, to purchase, acquire or carry any Margin Stock or for any purpose that entails a violation of, or that is inconsistent with, the provisions of the regulations of the Board, including Regulation T, U or X.

Section 4.18.  Year 2000

    Any reprogramming required to permit the proper functioning, in and following the year 2000, of (i) the Borrower's and the Subsidiaries' computer systems and (ii) equipment containing embedded microchips (including systems and equipment supplied by others or with which the Borrower's or the Subsidiaries' systems interact) and the testing of all such systems and equipment, as so reprogrammed, has been completed. The cost to the Borrower and the Subsidiaries of such reprogramming and testing and of the reasonably foreseeable consequences of year 2000 to the Borrower and the Subsidiaries (including reprogramming errors and the failure of others' systems or equipment) will not result in a Default or a Material Adverse Effect. The computer and management information systems of the Borrower and the Subsidiaries are and, with ordinary course upgrading and maintenance, will continue for the term of this Agreement to be, sufficient to permit the Borrower and the Subsidiaries to conduct their business without Material Adverse Effect.

Section 4.19  Status of Receivables.

    Each Receivable reflected in the computations included in any Borrowing Base Certificate meets the criteria enumerated in the definition of Eligible Receivables, except as disclosed in such Borrowing Base Certificate or as disclosed in a timely manner in a subsequent Borrowing Base Certificate or otherwise in writing to the Administrative Agent.

Section 4.20  Status of Inventory.

    All Inventory included in any Borrowing Base Certificate meets the criteria enumerated in the definition of Eligible Inventory, except as disclosed in such Borrowing Base Certificate or in a subsequent Borrowing Base Certificate or as otherwise specifically disclosed in writing to the Administrative Agent. Set forth on Schedule 4.20 is the (i) address (including street, city, county and state) of each facility at which Inventory is located, (ii) the approximate quantity in Dollars of the Inventory customarily located at each such facility, and (iii) if the facility is leased or is a third party warehouse or processor location, the name of the landlord or such third party warehouseman or processor. All Inventory is located on the premises set forth on Schedule 4.20 or is in transit to one of such locations, except as otherwise disclosed in writing to the Administrative Agent; Borrower has not located Inventory at premises other than those set forth on Schedule 4.20 at any time during the four months immediately preceding the Effective Date of this Agreement.

ARTICLE 5.  CONDITIONS

Section 5.1.  Effective Date

    The obligations of the Lenders to make Loans and of the Issuing Bank to issue Letters of Credit hereunder shall not become effective until the date on which each of the following conditions is satisfied (or waived in accordance with Section 10.2):

(a)  The Administrative Agent (or its counsel) shall have received from each party hereto either (i) a counterpart of this Credit Agreement signed on behalf of such party or (ii) written evidence satisfactory to the Administrative Agent (which may include facsimile transmission of a signed signature page of this Credit Agreement) that such party has signed a counterpart of this Credit Agreement.

(b)  The Administrative Agent shall have received a Note for each Lender signed on behalf of the Loan Parties.

(c)  The Administrative Agent shall have received a favorable written opinion (addressed to the Credit Parties and dated the Effective Date) from Thompson, Hine & Flory LLP on behalf of the Loan Parties, substantially in the form of Exhibit B, and covering such other matters relating to the Loan Parties, the Loan Documents and the Transactions as the Required Lenders shall reasonably request. The Borrower hereby requests such counsel to deliver such opinion.

(d)  The Administrative Agent shall have received such documents and certificates as the Administrative Agent or its counsel may reasonably request relating to the organization, existence and good standing of each Loan Party, the authorization of the Transactions, the incumbency of its officer or officers who may sign the Loan Documents, including therein a signature specimen of such officer or officers and any other legal matters relating to the Loan Parties, the Loan Documents or the Transactions, all in form and substance satisfactory to the Administrative Agent and its counsel.

(e)  The Administrative Agent shall have received a certificate, dated the Effective Date and signed by the President, a Vice President or a Financial Officer of the Borrower, confirming compliance with the conditions set forth in paragraphs (a) and (b) of Section 5.2.

(f)  The Administrative Agent shall have received all fees and other amounts due and payable on or prior to the Effective Date, including, to the extent invoiced, reimbursement or payment of all out-of-pocket expenses required to be reimbursed or paid by the Borrower hereunder.

(g)  The Administrative Agent shall have received counterparts of the Security Agreement signed on behalf of the Borrower and each Subsidiary party thereto, together with the following:

(i)  any stock certificates representing shares of capital stock owned by or on behalf of any Loan Party as of the Effective Date after giving effect to the Transactions;

(ii)  stock powers and instruments of transfer, endorsed in blank, with respect to such stock certificates;

(iii)  all instruments and other documents, including Uniform Commercial Code financing statements, required by law or reasonably requested by the Administrative Agent to be filed, registered or recorded to create or perfect the Liens intended to be created under the Security Agreement; and

(iv)  a completed Perfection Certificate, dated the Effective Date and signed by the President, a Vice President or a Financial Officer and the chief legal officer of the Borrower, together with all attachments contemplated thereby, including the results of a search of the Uniform Commercial Code (or equivalent) filings made with respect to the Loan Parties in the jurisdictions contemplated by the Perfection Certificate and copies of the financing statements (or similar documents) disclosed by such search and evidence reasonably satisfactory to the Administrative Agent that the Liens indicated by such financing statements (or similar documents) are permitted by Section 7.2 or have been released.

(h)  The Administrative Agent shall have received (i) counterparts of a Mortgage with respect to each Mortgaged Property signed on behalf of the record owner of such Mortgaged Property, (ii) a policy or policies of title insurance issued by a nationally recognized title insurance company, insuring the Lien of each such Mortgage as a valid first Lien on the Mortgaged Property described therein, free of any other Liens except as permitted by Section 7.2, in form and substance reasonably acceptable to the Administrative Agent, together with such endorsements, coinsurance and reinsurance as the Administrative Agent or the Required Lenders may reasonably request, (iii) such surveys as may be required pursuant to such Mortgages or as the Administrative Agent or the Required Lenders may reasonably request, and (iv) such other customary documentation with respect to the Mortgages and the Mortgaged Property as the Administrative Agent or the Required Lenders may reasonably request.

(i)  The Initial Transaction shall be consummated pursuant to the terms of the Initial Transaction Documents as approved by the Administrative Agent. A true, complete and correct copy of each Initial Transaction Document shall be provided to the Administrative Agent.

(j)  The Administrative Agent shall have received estoppels and waivers from the landlords of any real property leased by the Borrower or any of its Subsidiaries, in a form satisfactory to the Administrative Agent.

(k)  The Administrative Agent shall have received a certificate, dated the Effective Date and signed by the President, a Vice President or a Financial Officer of the Borrower, (i) confirming that all governmental, shareholder and third party consents (including Hart Scott Rodino clearance) and approvals necessary or desirable in connection with the Initial Transaction and other Transactions contemplated hereby shall have been obtained, with all such approvals and consents in force and effect, and all waiting periods shall have expired without any action being taken by any authority that could restrain, prevent or impose any material adverse conditions on the Initial Transaction or such other Transactions or that could seek or threaten any of the foregoing.

(l)  The Administrative Agent shall have received evidence satisfactory to it that the insurance required by Section 6.10 is in effect.

(m)  The performance by each Loan Party of its obligations under each Loan Document shall not (i) violate any applicable law, statute, rule or regulation or (ii) conflict with, or result in a default or event of default under, any material agreement of any Loan Party or any other Subsidiary, and the Administrative Agent shall have received one or more legal opinions and/or officer's certificates to such effect, satisfactory to the Agents.

(n)  The Lenders shall be reasonably satisfied as to the amount and nature of any environmental and employee health and safety exposures to which the Borrower and the Subsidiaries and their respective properties may be subject, and with the plans of the Borrower with respect thereto.

(o)  The Lenders shall be reasonably satisfied (i) that there shall be no litigation or administrative proceeding, or regulatory development, that would reasonably be expected to have a material adverse effect on (a) the business, assets, operations, prospects, condition (financial or otherwise) or material agreements of the Borrower and the Subsidiaries, taken as a whole, (b) the ability of any Loan Party to perform any of its obligations under any Loan Document or (c) the rights of or benefits available to any Credit Party under any Loan Document and (ii) with the current status of, and the terms of any settlement or other resolution of, any litigation or other proceedings brought against the Borrower or any Subsidiary by or on behalf of its subscribers or by any Governmental Authority relating to its business.

(p)  After giving effect to the Transactions occurring on the Effective Date, none of the Borrower or any of the Subsidiaries shall have outstanding any shares of preferred equity securities or any Indebtedness, other than (i) Indebtedness incurred under the Loan Documents and (ii) Indebtedness set forth on Schedule 7.1.

(q)  After giving effect to the Transactions occurring on the Effective Date and all outstanding Revolving Borrowings, the Borrower shall provide a Borrowing Base Certificate, substantially in the form of Exhibit D, that indicates at least $5 million in availability to the Borrower and the Subsidiaries under the Revolving Commitments is authorized.

(r)  The Administrative Agent shall not have received written notice from the Borrower or a Lender that a material adverse change or material adverse condition in the business, assets, operations, properties, condition (financial or otherwise), liabilities (including contingent liabilities), prospects or material agreements of the Borrower and the Subsidiaries, taken as a whole, has occurred since March 31, 2000.

(s)  The Administrative Agent shall have received a certificate, dated the Effective Date and signed by a Financial Officer of the Borrower, setting forth reasonably detailed calculations demonstrating compliance with Sections 7.12, 7.13, 7.15, 7.16 and 7.17 on a pro forma basis immediately after giving effect to the Transactions occurring on the Effective Date.

(t)  The Administrative Agent shall have approved the terms of the Transactions, with a true, complete and correct copy of each Transaction document being provided to the Administrative Agent in advance.

    The Administrative Agent shall notify the Borrower and the Credit Parties of the Effective Date, and such notice shall be conclusive and binding. Notwithstanding the foregoing, the initial obligations of the Lenders to make Loans and the Issuing Bank to issue Letters of Credit hereunder shall not become effective unless each of the foregoing conditions is satisfied (or waived pursuant to Section 10.2) at or prior to 3:00 p.m., Central time, on June 30, 2000 (and, in the event such conditions are not so satisfied or waived, the Revolving Commitments shall terminate at such time).

Section 5.2.  Each Credit Event

    The obligation of each Lender to make a Loan on the occasion of any Borrowing , and of the Issuing Bank to issue, amend, renew or extend a Letter of Credit, is subject to the satisfaction of the following conditions:

(a)  The representations and warranties of the Loan Parties set forth in this Credit Agreement shall be true and correct on and as of the date of such Borrowing or the date of such issuance, amendment, renewal or extension, as applicable.

(b)  At the time of and immediately after giving effect to such Borrowing or such issuance, amendment, renewal or extension, as applicable, no Default or Event of Default shall have occurred and be continuing.

(c)  The Administrative Agent shall have received such other documentation and assurances as shall be reasonably required by it in connection therewith.

    Each Borrowing and each issuance, amendment, renewal or extension of a Letter of Credit shall be deemed to constitute a representation and warranty by the Loan Parties on the date thereof as to the matters specified in paragraphs (a) and (b) of this Section.

ARTICLE 6.  AFFIRMATIVE COVENANTS

    Until the Revolving Commitments have expired or been terminated and the principal of and interest on each Loan and all fees and other amounts payable under the Loan Documents shall have been paid in full and all Letters of Credit have expired and all LC Disbursements have been reimbursed, the Loan Parties covenant and agree with the Lenders that:

Section 6.1.  Financial Statements and Other Information

    The Borrower will furnish to the Administrative Agent and each Lender:

(a)  within 90 days after the end of each fiscal year, (i) its Form 10-K containing its audited consolidated balance sheet and related statements of income, stockholders' equity and cash flows as of the end of and for such year, setting forth in each case in comparative form the figures for the previous fiscal year, all reported on by Crowe Chizek and Company LLP or other independent public accountants of recognized national standing (without a "going concern" or like qualification or exception and without any qualification or exception as to the scope of such audit) to the effect that such consolidated financial statements present fairly in all material respects the financial condition and results of operations of the Borrower and its consolidated Subsidiaries on a consolidated basis in accordance with GAAP consistently applied;

(b)  within 90 days after the end of each fiscal year, (i) its consolidating balance sheets and related statements of income, stockholders' equity and cash flows as of the end of and for such year, setting forth in each case in comparative form the figures for the previous fiscal year and (ii) unaudited financial information for the Borrower's and each consolidated Subsidiary's business lines, all certified by one of its Financial Officers as presenting fairly in all material respects the financial condition and results of operations of the Borrower and the consolidating Subsidiaries on a consolidating basis in accordance with GAAP consistently applied, subject to normal year-end audit adjustments and the absence of footnotes, together with a schedule of other audited financial information consisting of consolidating or combining details in columnar form with the Subsidiaries separately identified, in accordance with GAAP consistently applied;

(c)  within 45 days after the end of each of the first three fiscal quarters of each fiscal year, (i) its Form 10-Q containing its consolidated balance sheet and related statements of income, stockholders' equity and cash flows as of the end of and for such fiscal quarter and the then elapsed portion of the fiscal year, setting forth in each case in comparative form the figures for the corresponding period or periods of (or, in the case of the balance sheet, as of the end of) the previous fiscal year and (ii) unaudited financial information for each of the Borrower's and each consolidated Subsidiary's business lines, all certified by one of its Financial Officers as presenting fairly in all material respects the financial condition and results of operations of the Borrower and the consolidated Subsidiaries on a consolidated basis in accordance with GAAP consistently applied, subject to normal year-end audit adjustments and the absence of footnotes;

(d)  within 45 days after the end of each of the first three fiscal quarters of each fiscal year, (i) its consolidating balance sheet and related statements of income, stockholders' equity and cash flows as of the end of and for such fiscal quarter and the then elapsed portion of the fiscal year, setting forth in each case in comparative form the figures for the corresponding period or periods of (or, in the case of the balance sheet, as of the end of) the previous fiscal year and (ii) unaudited financial information for each of the Borrower's and each consolidated Subsidiary's business lines, all certified by one of its Financial Officers as presenting fairly in all material respects the financial condition and results of operations of the Borrower and the consolidating Subsidiaries on a consolidating basis in accordance with GAAP consistently applied, subject to normal year-end audit adjustments and the absence of footnotes, together with a schedule of other audited financial information consisting of consolidating or combining details in columnar form with the Subsidiaries separately identified, in accordance with GAAP consistently applied;

(e)  within 30 days after the last day of each accounting month of Borrower, and at other times as Lender may request, (i) a Borrowing Base Certificate, (ii) a Schedule of Inventory itemizing and describing the kind, type, quantity and location of Inventory and the cost thereof, and (iii) a Schedule of Receivables setting forth (A) a detailed aged trial balance of all Borrower's then existing Receivables, specifying the name of and the balance due from (and any rebate due to) each Account Debtor obligated on a Receivable so listed and (B) a reconciliation to the Schedule of Receivables delivered in respect of the next preceding accounting month; all prepared as of the close of business on the last Business Day of such accounting month.

(f)  concurrently with any delivery of financial statements under clause (a), (b), (c) or (d) above, a certificate of a Financial Officer of the Borrower (i) certifying as to whether a Default has occurred and, if a Default has occurred, specifying the details thereof and any action taken or proposed to be taken with respect thereto, (ii) setting forth reasonably detailed calculations demonstrating compliance with Sections 7.12, 7.13, 7.14, 7.15, 7.16 and 7.17, and (iii) stating whether any change in GAAP or in the application thereof has occurred since the date of the audited financial statements referred to in Section 4.4 and, if any such change has occurred, specifying the effect of such change on the financial statements accompanying such certificate;

(g)  concurrently with any delivery of financial statements under clause (a) above, a certificate of the accounting firm that reported on such financial statements stating whether they obtained knowledge during the course of their examination of such financial statements of any Default (which certificate may be limited to the extent required by accounting rules or guidelines);

(h)  promptly after the same become publicly available, copies of all periodic and other reports, proxy statements and other materials filed by the Borrower or any Subsidiary with the Securities and Exchange Commission, or any Governmental Authority succeeding to any or all of the functions of said Commission, or with any national securities exchange, or distributed by the Borrower to its shareholders generally, as the case may be; and

(i)  promptly following any request therefor, such other information regarding the operations, business affairs and financial condition of the Borrower or any Subsidiary, or compliance with the terms of the Loan Documents, as the Administrative Agent or any Lender may reasonably request.

Section 6.2.  Notices of Material Events

    The Borrower will furnish to the Administrative Agent and each Lender prompt written notice of the following:

(a)  the occurrence of any Default;

(b)  the filing or commencement of any action, suit or proceeding by or before any arbitrator or Governmental Authority against or affecting the Borrower, any Subsidiary or any Affiliate thereof that, if adversely determined, could in the good faith opinion of the Borrower reasonably be expected to result in a Material Adverse Effect;

(c)  the occurrence of any ERISA Event that, alone or together with any other ERISA Events that have occurred, could reasonably be expected to result in liability of the Borrower and the Subsidiaries in an aggregate amount exceeding $100,000; and

(d)  any other development that results in, or could reasonably be expected to result in, a Material Adverse Effect.

    Each notice delivered under this Section shall be accompanied by a statement of a Financial Officer or other executive officer of the Borrower setting forth the details of the event or development requiring such notice and any action taken or proposed to be taken with respect thereto.

Section 6.3.  Existence; Conduct of Business

    The Borrower will, and will cause each of the Subsidiaries to, do or cause to be done all things necessary to preserve, renew and keep in full force and effect its legal existence and the rights, licenses, permits, privileges and franchises material to the conduct of its business, provided that the foregoing shall not prohibit any merger, consolidation, liquidation or dissolution permitted under Section 7.3.

Section 6.4.  Payment of Obligations

    The Borrower will, and will cause each of the Subsidiaries to, pay its obligations, including Tax liabilities, that, if not paid, could result in a Material Adverse Effect before the same shall become delinquent or in default, except where (a) the validity or amount thereof is being contested in good faith by appropriate proceedings, (b) the Borrower or such Subsidiary has set aside on its books adequate reserves with respect thereto in accordance with GAAP and (c) the failure to make payment pending such contest could not reasonably be expected to result in a Material Adverse Effect.

Section 6.5.  Maintenance of Properties

    The Borrower will, and will cause each of the Subsidiaries to, keep and maintain all property material to the conduct of its business in good working order and condition, ordinary wear and tear excepted.

Section 6.6.  Books and Records; Inspection Rights

    The Borrower will, and will cause each of the Subsidiaries to, keep proper books of record and account in which full, true and correct entries are made of all dealings and transactions in relation to its business and activities. The Borrower will, and will cause each of the Subsidiaries to, permit any representatives designated by the Administrative Agent or any Lender, upon reasonable prior notice, to visit and inspect its properties, to examine and make extracts from its books and records, and to discuss its affairs, finances and condition with its officers and independent accountants, all at such reasonable times and as often as reasonably requested.

Section 6.7.  Compliance with Laws

    The Borrower will, and will cause each of the Subsidiaries to, comply with all laws, rules, regulations and orders of any Governmental Authority applicable to it or its property, except where the failure to do so, individually or in the aggregate, could not reasonably be expected to result in a Material Adverse Effect.

Section 6.8.  Use of Proceeds

    The proceeds of the Loans and the Letters of Credit will be used only (a) to consummate the Initial Transaction and, for the B Term Loans, the transaction related to the B Term Loan that has been approved by the Lenders pursuant to Section 2.1(c), (b) to refinance certain existing Indebtedness and (c) for working capital and other general corporate purposes not inconsistent with the terms hereof. No part of the proceeds of any Loan or any Letter of Credit will be used, whether directly or indirectly, and whether immediately, incidentally or ultimately, to purchase, acquire or carry any Margin Stock or for any purpose that entails a violation of any of the regulations of the Board, including Regulations T, U and X.

Section 6.9.  Information Regarding Collateral

(a)  The Borrower will furnish to the Administrative Agent prompt written notice of any change in (i) the legal name of any Loan Party or in any trade name used to identify it in the conduct of its business or in the ownership of its properties, (ii) the location of the chief executive office of any Loan Party, its principal place of business, any office in which it maintains books or records relating to Collateral owned or held by it or on its behalf or any office or facility at which Collateral owned or held by it or on its behalf with an aggregate book value in excess of $100,000 is located (including the establishment of any such new office or facility), (iii) the identity or organizational structure of any Loan Party such that a filed financing statement becomes misleading or (iv) the Federal Taxpayer Identification Number of any Loan Party. The Borrower agrees not to effect or permit any change referred to in the preceding sentence unless all filings have been made under the Uniform Commercial Code or otherwise that are required in order for the Administrative Agent to continue at all times following such change to have a valid, legal and perfected security interest in all the Collateral. The Borrower also agrees promptly to notify the Administrative Agent if any material portion of the Collateral is damaged or destroyed.

(b)  Each year, at the time of delivery of annual financial statements with respect to the preceding fiscal year pursuant to paragraphs (a) and (b) of Section 6.1, the Borrower shall deliver to the Administrative Agent a certificate of a Financial Officer and the chief legal officer of the Borrower, (i) setting forth the information required pursuant to Sections 1, 2 and 8 of the Perfection Certificate or confirming that there has been no change in such information since the date of the Perfection Certificate or the date of the most recent certificate delivered pursuant to this Section and (ii) certifying that all Uniform Commercial Code financing statements or other appropriate filings, recordings or registrations, including all refilings, rerecordings and reregistrations, containing a description of the Collateral have been filed of record in each governmental, municipal or other appropriate office in each jurisdiction identified pursuant to clause (i) above, and all other actions have been taken, to the extent necessary to protect and perfect the security interests under the Security Agreement for a period of not less than 18 months after the date of such certificate (except as noted therein with respect to any continuation statements to be filed within such period).

Section 6.10.  Insurance

    The Borrower will, and will cause each of the Subsidiaries to, maintain, with financially sound and reputable insurance companies, (i) adequate insurance for its insurable properties, all to such extent and against such risks, including fire, casualty, business interruption and other risks insured against by extended coverage, as is customary with companies in the same or similar businesses operating in the same or similar locations and (ii) such other insurance as is required pursuant to the terms of any Security Document. Each policy for liability insurance must name Administrative Agent as loss payee and each other policy must name Administrative Agent as loss payee and as additional insured. Each policy must also require the insurer to furnish Administrative Agent with written notice at least 25 calendar days prior to any termination, cancellation, or lapse of coverage.

Section 6.11.  Casualty and Condemnation

(a)  The Borrower will furnish to the Administrative Agent and the Lenders prompt written notice of any casualty or other insured damage to any portion of any Collateral or the commencement of any action or proceeding for the taking of any Collateral or any part thereof or interest therein under power of eminent domain or by condemnation or similar proceeding.

(b)  If any event described in paragraph (a) of this Section results in Net Proceeds (whether in the form of insurance proceeds, condemnation award or otherwise), the Administrative Agent is authorized to collect such Net Proceeds and, if received by the Borrower or any Subsidiary, such Net Proceeds shall be paid over to the Administrative Agent, provided that (i) to the extent that the Borrower or any of the Subsidiaries intends to use any such Net Proceeds to repair, restore, reinvest or replace assets of the Borrower or any of the Subsidiaries as provided in the proviso of the definition of the term "Net Proceeds", the Administrative Agent shall, subject to the provision of such proviso, deliver such Net Proceeds to the Borrower, (ii) otherwise, the Administrative Agent shall, and the Borrower hereby authorizes the Administrative Agent to, apply such Net Proceeds, to the extent that they are Net Proceeds, to prepay the Loans in accordance with Section 2.7 and (iii) all proceeds of business interruption insurance shall be paid over to the Borrower unless a Default has occurred and is continuing.

(c)  If any Net Proceeds retained by or paid over to the Administrative Agent as provided in paragraphs (a) and (b) of this Section continue to be held by the Administrative Agent on the date that is 365 days after the receipt of such Net Proceeds, then such Net Proceeds shall be applied to prepay Borrowings as provided in Section 2.7(b).

Section 6.12.  Additional Subsidiaries

    If any Subsidiary is formed or acquired after the Effective Date, the Borrower will notify the Administrative Agent and the Lenders in writing thereof within ten Business Days after the date on which such Subsidiary is formed or acquired and (a) the Borrower will cause such Subsidiary to (i) execute and deliver the Credit Agreement and become a party to each applicable Security Document in the manner provided therein, in each case within ten Business Days after the date on which such Subsidiary is formed or acquired, and (ii) promptly take such actions to create and perfect Liens on such Subsidiary's assets to secure the Obligations as the Administrative Agent or the Required Lenders shall reasonably request and (b) if any equity securities issued by any such Subsidiary are owned or held by or on behalf of the Borrower or any loans, advances or other debt is owed or owing by any such Subsidiary to the Borrower, the Borrower will cause such equity securities and promissory notes and other instruments evidencing such loans, advances and other debt to be pledged pursuant to the Security Agreement within five Business Days after the date on which such Subsidiary is formed or acquired.

Section 6.13.  Further Assurances

(a)  The Borrower will, and will cause each Subsidiary to, execute any and all further documents, financing statements, agreements and instruments, and take all such further actions (including the filing and recording of financing statements, fixture filings, Mortgages and other documents), that may be required under any applicable law, or which the Administrative Agent or the Required Lenders may reasonably request, to effectuate the transactions contemplated by the Loan Documents or to grant, preserve, protect or perfect the Liens created or intended to be created by the Security Documents or the validity or priority of any such Lien, all at the expense of the Borrower and the Subsidiaries. The Borrower also agrees to provide to the Administrative Agent, from time to time upon request, evidence reasonably satisfactory to the Administrative Agent as to the perfection and priority of the Liens created or intended to be created by the Security Documents.

(b)  If any material assets (including any real property or improvements thereto (other than any individual real property or improvements with a fair market value not in excess of $100,000, provided that the aggregate fair market value of all real property or improvements excluded pursuant to this parenthetical shall in no event exceed $100,000 in the aggregate) or any interest therein other than leasehold interests in real property) are acquired by the Borrower or any Subsidiary after the Effective Date (other than assets constituting Collateral under the Security Agreement that become subject to the Lien of the Security Agreement upon acquisition thereof), the Borrower will notify the Administrative Agent and the Lenders thereof, and, if requested by the Administrative Agent or the Required Lenders, the Borrower will cause such assets to be subjected to a Lien securing the Obligations and will take, and cause the Subsidiary to take, such actions as shall be necessary or reasonably requested by the Administrative Agent to grant and perfect such Liens, including actions described in paragraph (a) of this Section, all at the expense of the Borrower and the Subsidiaries.

Section 6.14.  Environmental Compliance

    The Borrower shall, and shall cause each of the Subsidiaries to, use and operate all of its facilities and property in compliance with all Environmental Laws, keep all necessary permits, approvals, certificates, licenses and other authorizations relating to environmental matters in effect and remain in compliance therewith, and handle all Hazardous Materials in compliance with all applicable Environmental Laws, except where noncompliance with any of the foregoing could not reasonably be expected to have a Material Adverse Effect.

Section 6.15  Hedging Requirement

    Within sixty days of the Effective Date, Borrower and its Subsidiaries shall enter into a Hedging Agreement covering a minimum of $14 million in principal amount of Loans for a period of at least two years following the Effective Date, containing terms acceptable to the Administrative Agent.

Section 6.16  Post-Closing Items.

    Notwithstanding anything to the contrary contained in this Credit Agreement or the other Loan Documents, the Loan Parties shall deliver the following documents, agreements and certificates, each duly executed, in form and substance satisfactory to the Administrative Agent and, when applicable, recorded or filed in the appropriate public office, within the time periods set forth below:

a.  Evidence of the release of the lien filed in Newton County, Missouri on October 13, 1995 (filing #1220), no later than July 31, 2000;

b.  Original copies, with appropriate leases attached, of the Landlord Estoppel, Waiver and Consent Agreements for each of the Loan Parties' leased properties as listed on Schedule 4.5, no later than July 21, 2000;

c.  Replacement blank stock powers for the Pledged Equity, no later than July 7, 2000;

d.  Copy of the survey completed during the acquisition of the Mortgaged Property listed on Schedule 1.1, if available, no later than July 7, 2000;

e.  Proof of insurance required under Section 6.10 for all of the Loan Parties' operations and properties, no later than July 21, 2000; and

f.  Information necessary to complete Section 2(e) of the Perfection Certificate regarding Collateral not in the Loan Parties' possession; no later than July 14, 2000

ARTICLE 7.  NEGATIVE COVENANTS

    Until the Revolving Commitments have expired or been terminated and the principal of and interest on each Loan and all fees and other amounts payable under the Loan Documents shall have been paid in full and all Letters of Credit have expired and all LC Disbursements have been reimbursed, the Loan Parties covenant and agree with the Lenders that:

Section 7.1.  Indebtedness

(a)  The Borrower will not, and will not permit any Subsidiary to, create, incur, assume or permit to exist any Indebtedness, except:

(i)  Indebtedness under the Loan Documents;

(ii)  Indebtedness existing on the date hereof and set forth in Schedule 7.1, but not any extensions, renewals or replacements of any such Indebtedness;

(iii)  Indebtedness of the Borrower or any Subsidiary incurred to finance the acquisition, construction or improvement of any fixed or capital assets, including Capital Lease Obligations and any Indebtedness assumed in connection with the acquisition of any such assets or secured by a Lien on any such assets prior to the acquisition thereof, and extensions, renewals and replacements of any such Indebtedness that do not increase the outstanding principal amount thereof, provided that (A) such Indebtedness is incurred prior to or within 90 days after such acquisition or the completion of such construction or improvement and (B) the aggregate principal amount of Indebtedness permitted by this clause (iii) shall not exceed $250,000 at any time outstanding;

(iv)  Indebtedness of any Person that becomes a Subsidiary after the date hereof, provided that (A) such Indebtedness exists at the time such Person becomes a Subsidiary and is not created in contemplation of or in connection with such Person becoming a Subsidiary and (B) the aggregate principal amount of Indebtedness permitted by this clause (iv) shall not exceed $250,000 at any time outstanding;

(v)  Indebtedness of the Borrower to any Subsidiary and of any Subsidiary to the Borrower or any other Subsidiary;

(vi)  Guarantees by the Borrower of Indebtedness of any Subsidiary and by any Subsidiary of Indebtedness of the Borrower or any other Subsidiary; and

(vii)  other unsecured Indebtedness of the Borrower in an aggregate principal amount not exceeding $500,000 at any time outstanding.

(b)  The Borrower will not, and it will not permit any Subsidiary to, (i) issue any preferred equity securities or (ii) be or become liable in respect of any obligation (contingent or otherwise) to purchase, redeem, retire, acquire or make any other payment in respect of any shares of equity securities of the Borrower or any Subsidiary or any option, warrant or other right to acquire any such shares of equity securities, except as permitted under Section 7.8.

Section 7.2.  Liens

    The Borrower will not, and will not permit any Subsidiary to, create, incur, assume or permit to exist any Lien on any property or asset now owned or hereafter acquired by it, or assign or sell any income or revenues (including accounts receivable) or rights in respect of any thereof, except:

(a)  Liens created under the Loan Documents;

(b)  Permitted Encumbrances;

(c)  any Lien on any property or asset of the Borrower or any Subsidiary existing on the date hereof and set forth in Schedule 7.2, provided that (i) such Lien shall not apply to any other property or asset of the Borrower or any Subsidiary and (ii) such Lien shall secure only those obligations which it secures on the date hereof and any extensions, renewals and replacements thereof that do not increase the outstanding principal amount thereof;

(d)  security interests on fixed or capital assets acquired, constructed or improved by the Borrower or any Subsidiary, provided that (i) such security interests secure Indebtedness permitted by clause (iii) of Section 7.1, (ii) such security interests and the Indebtedness secured thereby are incurred prior to or within 90 days after such acquisition or the completion of such construction or improvement, (iii) the Indebtedness secured thereby does not exceed the cost of acquiring, constructing or improving such fixed or capital assets and (iv) such security interests shall not apply to any other property or assets of the Borrower or any Subsidiary; and

(e)  security interests existing on any property or asset prior to the acquisition thereof by the Borrower or any Subsidiary or existing on any property or asset of any Person that becomes a Subsidiary after the date hereof prior to the time such Person becomes a Subsidiary, provided that (i) such security interests secure Indebtedness permitted by clause (iv) of Section 7.1, (ii) such security interests are not created in contemplation of or in connection with such acquisition or such Person becoming a Subsidiary, as applicable, (iii) such security interests shall not apply to any other property or assets of the Borrower or any Subsidiary and (iv) such security interests shall secure only the Indebtedness that they secure on the date of such acquisition or the date such Person becomes a Subsidiary, as applicable, and any extensions, renewals and replacements thereof that do not increase the outstanding principal amount thereof.

Section 7.3.  Fundamental Changes

(a)  The Borrower will not, and will not permit any Subsidiary to, merge into or consolidate with any other Person, or permit any other Person to merge into or consolidate with it, or sell, transfer, lease or otherwise dispose of (in one transaction or in a series of transactions) all or substantially all of its assets, or all or substantially all of the equity securities of any of the Subsidiaries (in each case, whether now owned or hereafter acquired), or liquidate or dissolve, except that, if at the time thereof and immediately after giving effect thereto, no Default shall have occurred and be continuing:

(i)  any Subsidiary may merge into the Borrower or another Subsidiary in a transaction in which the Borrower or either Subsidiary, respectively, is the surviving entity;

(ii)  any Subsidiary may merge with any Person in a transaction that is not permitted by clause (i) of this Section 7.3(a), provided that such merger is permitted by Sections 7.4 or 7.5, as applicable;

(iii)  any Subsidiary may sell, transfer, lease or otherwise dispose of its assets to the Borrower or to any other Subsidiary;

(iv)  the Borrower or any Subsidiary may sell, transfer, lease or otherwise dispose of its assets in a transaction that is not permitted by clause (iii) of this Section 7.3(a), provided that such sale, transfer, lease or other disposition is also permitted by Section 7.5.; and

(v)  any Subsidiary may liquidate or dissolve if the Borrower determines in good faith that such liquidation or dissolution is in the best interests of the Borrower and is not materially disadvantageous to the Lenders.

(b)  The Borrower will not, and will not permit any of the Subsidiaries to, engage to any material extent in any business other than businesses of the type conducted by the Borrower and the Subsidiaries on the date of execution of this Credit Agreement and businesses directly related thereto.

Section 7.4.  Investments, Loans, Advances, Guarantees and Acquisitions

    The Borrower will not, and will not permit any of the Subsidiaries to, purchase, hold or acquire (including pursuant to any merger) any capital stock, evidences of indebtedness or other securities (including any option, warrant or other right to acquire any of the foregoing) of, make or permit to exist any loans or advances to, make or permit to exist any Guarantees of any obligations of, or make or permit to exist any investment or any other interest in, any other Person, or purchase or otherwise acquire (in one transaction or a series of transactions (including pursuant to any merger)) any assets of any other Person constituting a business unit, except:

(a)  Permitted Investments;

(b)  investments existing on the date hereof and set forth in Schedule 7.4;

(c)  investments made by the Borrower in the equity securities of any Subsidiary and made by any Subsidiary in the equity securities of any other Subsidiary;

(d)  loans or advances made by the Borrower to any Subsidiary and made by any Subsidiary to the Borrower or any other Subsidiary, provided that any such loans and advances made by a Loan Party shall be evidenced by a promissory note which shall be pledged pursuant to the Security Agreement;

(e)  acquisitions made by the Borrower from any Subsidiary and made by any Subsidiary from the Borrower or any other Subsidiary;

(f)  Guarantees permitted by Section 7.1; and

(g)  if at the time thereof and immediately after giving effect thereto no Default shall have occurred and be continuing other investments, loans, advances, Guarantees and acquisitions, provided that the sum of (i) the aggregate consideration paid by the Borrower or any Subsidiary in connection with all such acquisitions, (ii) the aggregate amount of all such other investments, loans and advances outstanding and (iii) the amount of obligations and liabilities outstanding in the aggregate that is Guaranteed pursuant to all such other Guarantees shall not exceed $500,000 at any time.

Section 7.5.  Asset Sales

    The Borrower will not, and will not permit any of the Subsidiaries to, sell, transfer, lease or otherwise dispose (including pursuant to a merger) of any asset, including any equity securities, nor will the Borrower permit any of the Subsidiaries to issue any additional shares of its equity securities, except:

(a)  sales, transfers, leases and other dispositions of inventory, used or surplus equipment and Permitted Investments, in each case in the ordinary course of business;

(b)  sales, transfers, leases and other dispositions made by the Borrower to any Subsidiary and made by any Subsidiary to the Borrower or any other Subsidiary; and

(c)  if at the time thereof and immediately after giving effect thereto no Default shall have occurred and be continuing other sales, transfers, leases and other dispositions of assets, provided that (i) the aggregate fair market value of all assets, sold, transferred, leased or otherwise disposed of in reliance upon this clause (c) shall not exceed $100,000 in the aggregate at any time and (ii) all sales, transfers, leases and other dispositions permitted by this clause (c) shall be made for fair value and solely for cash consideration.

Section 7.6.  Sale and Lease-Back Transactions

    The Borrower will not, and will not permit any of the Subsidiaries to, enter into any arrangement, directly or indirectly, with any Person whereby it shall sell or transfer any property, real or personal, used or useful in its business, whether now owned or hereafter acquired, and thereafter rent or lease such property or other property that it intends to use for substantially the same purpose or purposes as the property being sold or transferred.

Section 7.7.  Hedging Agreements

    The Borrower will not, and will not permit any of the Subsidiaries to, enter into any Hedging Agreement, other than (i) the Hedging Agreement contemplated in Section 6.15; or (ii) Hedging Agreements entered into in the ordinary course of business to hedge or mitigate risks to which the Borrower or any Subsidiary is exposed in the conduct of its business or the management of its liabilities.

Section 7.8.  Restricted Payments

    The Borrower will not, and will not permit any of the Subsidiaries to, declare or make, or agree to pay for or make, directly or indirectly, any Restricted Payment, except that (a) the Borrower may declare and pay dividends with respect to its equity securities payable solely in shares of its perpetual common stock or other similar equity interest and (b) any Subsidiary may declare and pay dividends with respect to its equity securities to the Borrower.

Section 7.9.  Transactions with Affiliates

    The Borrower will not, and will not permit any of the Subsidiaries to, sell, transfer, lease or otherwise dispose (including pursuant to a merger) any property or assets to, or purchase, lease or otherwise acquire (including pursuant to a merger) any property or assets from, or otherwise engage in any other transactions with, any of its Affiliates, except in the ordinary course of business at prices and on terms and conditions not less favorable to the Borrower or such Subsidiary than could be obtained on an arms-length basis from unrelated third parties, provided that this Section shall not apply to any transaction that is permitted under Section 7.1, 7.3, 7.4, 7.5 or 7.8, between or among the Loan Parties and not involving any other Affiliate.

Section 7.10.  Restrictive Agreements

    The Borrower will not, and will not permit any of the Subsidiaries to, directly or indirectly, enter into, incur or permit to exist any agreement or other arrangement that prohibits, restricts or imposes any condition upon (a) the ability of the Borrower or any Subsidiary to create, incur or permit to exist any Lien upon any of its property or assets or (b) the ability of any Subsidiary to pay dividends or other distributions with respect to any shares of its equity securities or to make or repay loans or advances to the Borrower or any other Subsidiary or to Guarantee Indebtedness of the Borrower or any other Subsidiary, provided that (i) the foregoing shall not apply to restrictions and conditions imposed by law or by this Credit Agreement, (ii) the foregoing shall not apply to restrictions and conditions existing on the date hereof identified on Schedule 7.10 (but shall apply to any extension or renewal of, or any amendment or modification expanding the scope of, any such restriction or condition), (iii) the foregoing shall not apply to customary restrictions and conditions contained in agreements relating to the sale of a Subsidiary pending such sale, provided that such restrictions and conditions apply only to the Subsidiary that is to be sold and such sale is permitted hereunder, (iv) clause (a) of this Section shall not apply to restrictions or conditions imposed by any agreement relating to secured Indebtedness permitted by this Credit Agreement if such restrictions or conditions apply only to the property or assets securing such Indebtedness and (v) clause (a) of this Section shall not apply to customary provisions in leases restricting the assignment thereof.

Section 7.11.  Amendment of Material Documents

    The Borrower will not, and will not permit any Subsidiary to, amend, modify or waive any of its rights under any Initial Transaction Document, or its certificate of incorporation, by-laws or other organizational documents, other than immaterial amendments, modifications or waivers that would not reasonably be expected to adversely affect the Credit Parties.

Section 7.12.  Consolidated Net Worth

    The Borrower will not permit the Consolidated Net Worth as of the end of any fiscal quarter to be less than $40 million with step-ups each quarter equal to 75% of Consolidated Net Income, beginning with the first full fiscal quarter after the Effective Date.

Section 7.13.  Consolidated EBITDA

    The Borrower will not permit the Consolidated EBITDA to be below $10 million year to date at the quarter ending September 30, 2000; $17.5 million year to date at the fiscal year ending December 31, 2000; $6 million year to date at quarter ending March 31, 2001; and $12 million year to date at quarter ending June 30, 2001.

Section 7.14.  Intentionally Blank.

Section 7.15  Fixed Charge Coverage Ratios

    The Borrower will not permit the Fixed Charge Coverage Ratio as of the end of any fiscal quarter during any period set forth below to be less than the ratio set forth below with respect to such period:

Period	Ratio
June 30, 2001 through September 30, 2001	2.25:1.00
December 31, 2001 and thereafter	2.50:1.00

Section 7.16  Leverage Ratio

    The Borrower will not permit the Leverage Ratio as of the end of any fiscal quarter during any period set forth below to be greater than the ratio set forth below with respect to such period:

Period	Ratio
Effective Date through September 30, 2000	2.25:1.00
December 31, 2000 and thereafter	2.00:1.00

Section 7.17  Capital Expenditures

    The Borrower will not permit Capital Expenditures made or obligated to be made by the Borrower and the Subsidiaries in respect of any period set forth below to be greater than the amount set forth below with respect to such period:

Fiscal Year	Amount/Fiscal Year
2000	$4.0 million
2001 and thereafter	$4.5 million

Section 7.18  Initial Transactions

    Notwithstanding anything to the contrary in any Loan Document, nothing contained in this Article shall prevent the consummation of any of the Initial Transactions.

ARTICLE 8.  EVENTS OF DEFAULT

    If any of the following events ("Events of Default") shall occur:

(a)  the Loan Parties shall fail to pay any principal of any Loan or any reimbursement obligation in respect of any LC Disbursement when and as the same shall become due and payable, whether at the due date thereof or at a date fixed for prepayment thereof or otherwise;

(b)  the Loan Parties shall fail to pay any interest on any Loan or on any reimbursement obligation in respect of any LC Disbursement or any fee, commission or any other amount (other than an amount referred to in clause (a) of this Article) payable under any Loan Document, when and as the same shall become due and payable, and such failure shall continue unremedied for a period of three Business Days;

(c)  any representation or warranty made or deemed made by or on behalf of any Loan Party in or in connection with any Loan Document or any amendment or modification hereof or waiver thereunder, or in any report, certificate, financial statement or other document furnished pursuant to or in connection with any Loan Document or any amendment or modification hereof or waiver thereunder, shall prove to have been materially incorrect when made or deemed made;

(d)  the Loan Parties shall fail to observe or perform any covenant, condition or agreement contained in Article 6 or in Article 7, and such failure shall continue unremedied for a period of 5 calendar days after notice of such failure shall have been sent by the Administrative Agent to the Loan Party or the Borrower;

(e)  any Loan Party shall fail to observe or perform any covenant, condition or agreement contained in any Loan Document to which it is a party (other than those specified in clause (a), (b) or (d) of this Article), and such failure shall continue unremedied for a period of 30 calendar days after notice of such failure shall have been sent by the Administrative Agent to the Loan Party or the Borrower;

(f)  any Loan Party shall fail to make any payment (whether of principal or interest and regardless of amount) in respect of any Material Indebtedness, when and as the same shall become due and payable (after giving effect to any applicable grace period);

(g)  any event or condition occurs that results in any Material Indebtedness becoming due prior to its scheduled maturity or that enables or permits the holder or holders of any Material Indebtedness or any trustee or agent on its or their behalf to cause any Material Indebtedness to become due, or to require the prepayment, repurchase, redemption or defeasance thereof, prior to its scheduled maturity, provided that this clause (g) shall not apply to secured Indebtedness that becomes due solely as a result of the voluntary sale or transfer of the property or assets securing such Indebtedness;

(h)  an involuntary proceeding shall be commenced or an involuntary petition shall be filed seeking (i) liquidation, reorganization or other relief in respect of any Loan Party or its debts, or of a substantial part of its assets, under any Federal, state or foreign bankruptcy, insolvency, receivership or similar law now or hereafter in effect or (ii) the appointment of a receiver, trustee, custodian, sequestrator, conservator or similar official for the Borrower or any Subsidiary or for a substantial part of its assets, and, in any such case, such proceeding or petition shall continue undismissed for 45 days or an order or decree approving or ordering any of the foregoing shall be entered;

(i)  any Loan Party shall (i) voluntarily commence any proceeding or file any petition seeking liquidation, reorganization or other relief under any Federal, state or foreign bankruptcy, insolvency, receivership or similar law now or hereafter in effect, (ii) consent to the institution of, or fail to contest in a timely and appropriate manner, any proceeding or petition described in clause (h) of this Article, (iii) apply for or consent to the appointment of a receiver, trustee, custodian, sequestrator, conservator or similar official for the Borrower or any Subsidiary or for a substantial part of its assets, (iv) file an answer admitting the material allegations of a petition filed against it in any such proceeding, (v) make a general assignment for the benefit of creditors or (vi) take any action for the purpose of effecting any of the foregoing;

(j)  any Loan Party shall become unable, admit in writing its inability or fail generally to pay its debts as they become due;

(k)  one or more judgments for the payment of money in an aggregate amount in excess of $100,000 shall be rendered against or any combination thereof and the same shall remain undischarged for a period of 30 consecutive days during which execution shall not be effectively stayed, or any action shall be legally taken by a judgment creditor to attach or levy upon any assets of any Loan Party to enforce any such judgment;

(l)  an ERISA Event shall have occurred that, in the opinion of the Required Lenders, when taken together with all other ERISA Events that have occurred, could reasonably be expected to result in liability of the Loan Parties in an aggregate amount exceeding (i) $100,000 in any year or (ii) $100,000 for all periods;

(m)  (i) any Loan Document shall cease, for any reason, to be in full force and effect, or any Loan Party shall so assert in writing or shall disavow any of its material obligations thereunder or (ii) any representation, warranty, covenant or other obligation for the benefit of the Borrower or any of its Affiliates contained in any Initial Transaction Document that is material and, by its terms, survives for any period shall cease, for any reason, to so survive;

(n)  any Lien purported to be created under any Security Document shall cease to be, or shall be asserted by any Loan Party not to be, a valid and perfected Lien on any Collateral, with the priority required by the applicable Security Document, except (i) as a result of the sale or other disposition of the applicable Collateral in a transaction permitted under the Loan Documents or (ii) as a result of the Administrative Agent's failure to maintain possession of any stock certificates, promissory notes or other instruments delivered to it under the Security Agreement; or

(o)  a Change in Control shall occur;

then, and in every such event (other than an event described in clause (h) or (i) of this Article), and at any time thereafter during the continuance of such event, the Administrative Agent may, and at the request of the Required Lenders shall, by notice to the Borrower, take either or both of the following actions, at the same or different times: (i) terminate the Revolving Commitments, and thereupon the Revolving Commitments shall terminate immediately and (ii) declare the Loans then outstanding to be due and payable in whole (or in part, in which case any principal not so declared to be due and payable may thereafter be declared to be due and payable), and thereupon the principal of the Loans so declared to be due and payable, together with accrued interest thereon and all fees and other obligations of each Loan Party accrued under the Loan Documents, shall become due and payable immediately, without presentment, demand, protest or other notice of any kind, all of which are hereby waived by the Borrower; and in case of any event described in clause (h) or (i) of this Article, the Revolving Commitments shall automatically terminate and the principal of the Loans then outstanding, together with accrued interest thereon and all fees and other obligations of each Loan Party accrued under the Loan Documents, shall automatically become due and payable, without presentment, demand, protest or other notice of any kind, all of which are hereby waived by the Borrower on behalf of the Loan Parties.

ARTICLE 9.  THE ADMINISTRATIVE AGENT

    Each Lender hereby irrevocably appoints the Administrative Agent as its agent and authorizes the Administrative Agent to take such actions on its behalf and to exercise such powers as are delegated to the Administrative Agent by the terms hereof, together with such actions and powers as are reasonably incidental thereto.

    The Person serving as the Administrative Agent hereunder shall have the same rights and powers in its capacity as a Lender as any other Lender and may exercise the same as though it were not the Administrative Agent, and such Person and its Affiliates may accept deposits from, lend money to and generally engage in any kind of business with the Borrower or any Subsidiary or other Affiliate thereof as if it were not the Administrative Agent hereunder.

    The Administrative Agent shall not have any duties or obligations except those expressly set forth herein. Without limiting the generality of the foregoing, (a) the Administrative Agent shall not be subject to any fiduciary or other implied duties, regardless of whether a Default has occurred and is continuing, (b) the Administrative Agent shall not have any duty to take any discretionary action or exercise any discretionary powers, except discretionary rights and powers expressly contemplated by the Loan Documents that the Administrative Agent is required to exercise in writing by the Required Lenders (or such other number or percentage of the Credit Parties as shall be necessary under the circumstances as provided in Section 10.2), and (c) except as expressly set forth herein, the Administrative Agent shall not have any duty to disclose, and shall not be liable for the failure to disclose, any information relating to any Loan Party that is communicated to or obtained by the Person serving as Administrative Agent or any of its Affiliates in any capacity. The Administrative Agent shall not be liable for any action taken or not taken by it with the consent or at the request of the Required Lenders (or such other number or percentage of the Credit Parties as shall be necessary under the circumstances as provided in Section 10.2) or in the absence of its own gross negligence or willful misconduct. The Administrative Agent shall be deemed not to have knowledge of any Default other than a payment default unless and until written notice thereof is given to the Administrative Agent by the Borrower or a Credit Party (and, promptly after its receipt of any such notice, it shall give each Credit Party and the Borrower notice thereof), and the Administrative Agent shall not be responsible for or have any duty to ascertain or inquire into (i) any statement, warranty or representation made in or in connection with any Loan Document, (ii) the contents of any certificate, report or other document delivered thereunder or in connection therewith, (iii) the performance or observance of any of the covenants, agreements or other terms or conditions set forth therein, (iv) the validity, enforceability, effectiveness or genuineness thereof or any other agreement, instrument or other document or (v) the satisfaction of any condition set forth in Article 5 or elsewhere herein, other than to confirm receipt of items expressly required to be delivered to the Administrative Agent.

    The Administrative Agent shall be entitled to rely upon, and shall not incur any liability for relying upon, any notice, request, certificate, consent, statement, instrument, document or other writing believed by it to be genuine and to have been signed or sent by the proper Person. The Administrative Agent also may rely upon any statement made to it orally or by telephone and believed by it to be made by the proper Person, and shall not incur any liability for relying thereon. The Administrative Agent may consult with legal counsel (who may be counsel for the Loan Parties), independent accountants and other experts selected by it, and shall not be liable for any action taken or not taken by it in accordance with the advice of any such counsel, accountants or experts.

    The Administrative Agent may perform any and all its duties and exercise its rights and powers by or through any one or more sub-agents appointed by the Administrative Agent, provided that no such delegation shall serve as a release of the Administrative Agent or waiver by the Borrower of any rights hereunder. The Administrative Agent and any such sub-agent may perform any and all its duties and exercise its rights and powers through their respective Related Parties. The exculpatory provisions of the preceding paragraphs shall apply to any such sub-agent and to the Related Parties of the Administrative Agent and any such sub-agent, and shall apply to their respective activities in connection with the syndication of the credit facilities provided for herein as well as activities as Administrative Agent.

    Subject to the appointment and acceptance of a successor Administrative Agent as provided in this paragraph, the Administrative Agent may resign at any time by notifying the Credit Parties and the Borrower. Upon any such resignation, the Required Lenders shall have the right, in consultation with the Borrower, to appoint a successor. If no successor shall have been so appointed by the Required Lenders and shall have accepted such appointment within 30 days after the retiring Administrative Agent gives notice of its resignation, then the retiring Administrative Agent may, on behalf of the Credit Parties, appoint a successor Administrative Agent which shall be a bank having a net worth of at least $500,000,000 or an Affiliate of any such bank. Upon the acceptance of its appointment as Administrative Agent hereunder by a successor, such successor shall succeed to and become vested with all the rights, powers, privileges and duties of the retiring Administrative Agent, and the retiring Administrative Agent shall be discharged from its duties and obligations hereunder. The fees payable by the Borrower to a successor Administrative Agent shall be the same as those payable to its predecessor unless otherwise agreed between the Borrower and such successor. After the Administrative Agent's resignation hereunder, the provisions of this Article and Section 10.3 shall continue in effect for the benefit of such retiring Administrative Agent, its sub-agents and their respective Related Parties in respect of any actions taken or omitted to be taken by any of them while it was acting as Administrative Agent.

    Each Credit Party acknowledges that it has, independently and without reliance upon the Administrative Agent or any other Credit Party and based on such documents and information as it has deemed appropriate, made its own credit analysis and decision to enter into this Credit Agreement. Each Credit Party also acknowledges that it will, independently and without reliance upon the Administrative Agent or any other Credit Party and based on such documents and information as it shall from time to time deem appropriate, continue to make its own decisions in taking or not taking action under or based upon any Loan Document, any related agreement or any document furnished thereunder.

ARTICLE 10.  MISCELLANEOUS

Section 10.1.  Notices

    Except in the case of notices and other communications expressly permitted to be given by telephone, all notices and other communications provided for herein shall be in writing and shall be delivered by hand or overnight courier service, mailed by certified or registered mail or sent by facsimile, as follows:

(a)  if to any Loan Party, to it at the attention of:

Brian Hanna
Chief Financial Officer
Brass Eagle, Inc.
1201 S.E. 30th Street
Bentonville, Arkansas 72712
Telephone: (501) 464-6630
Facsimile: (501) 464-6730

(b)  if to the Administrative Agent, or BOA as Issuing Bank:

Michelle Bammer
Assistant Vice President
Bank of America, N.A.
800 Market Street
Saint Louis, MO 63101
Telephone: (314) 466-7904
Facsimile: (314) 466-6744;

with a copy to:

John Suskie, Jr.
Vice President
Bank of America, N.A.
200 W. Capital Avenue
3rd Floor
Little Rock, Arkansas 72201
Telephone: (501) 378-1320
Facsimile: (501) 378-1140; and

(c)  if to any other Credit Party, to it at its address (or facsimile number) set forth opposite its name on the signature page for such party.

    Any party hereto may change its address or facsimile number for notices and other communications hereunder by notice to the other parties hereto. All notices and other communications given to any party hereto in accordance with the provisions of this Credit Agreement shall be deemed to have been given on the date of receipt.

Section 10.2  Waivers; Amendments

(a)  No failure or delay by any Credit Party in exercising any right or power under any Loan Document shall operate as a waiver thereof, nor shall any single or partial exercise of any such right or power, or any abandonment or discontinuance of steps to enforce such a right or power, preclude any other or further exercise thereof or the exercise of any other right or power. The rights and remedies of the Credit Parties under the Loan Documents are cumulative and are not exclusive of any rights or remedies that they would otherwise have. No waiver of any provision of any Loan Document or consent to any departure by any Loan Party therefrom shall in any event be effective unless the same shall be permitted by paragraph (b) of this Section, and then such waiver or consent shall be effective only in the specific instance and for the purpose for which given. Without limiting the generality of the foregoing, the making of a Loan or the issuance, amendment, extension or renewal of a Letter of Credit shall not be construed as a waiver of any Default, regardless of whether any Credit Party may have had notice or knowledge of such Default at the time.

(b)  Neither this Credit Agreement nor any provision hereof may be waived, amended or modified except pursuant to an agreement or agreements in writing entered into by the Borrower, on behalf of the Loan Parties, and the Required Lenders or by the Borrower, on behalf of the Loan Parties, and the Administrative Agent with the consent of the Required Lenders, provided that no such agreement shall (i) increase any Commitment of any Lender without the written consent of such Lender, (ii) reduce the principal amount of any Loan or any LC Disbursement, or reduce the rate of interest thereon, or reduce any fees or other amounts payable under the Loan Documents, or reduce the amount of any scheduled reduction of the Revolving Commitments, without the written consent of each Credit Party affected thereby, (iii) postpone the scheduled date of payment of the principal amount of any Loan or any LC Disbursement, or any interest thereon, or any fees or other amounts payable under the Loan Documents, or reduce the amount of, waive or excuse any such payment, or postpone the scheduled date of reduction or expiration of the Revolving Commitments, or extend the final expiration date of any Letter of Credit beyond the Revolving Maturity Date, without the written consent of each Credit Party affected thereby, (iv) change any provision hereof in a manner that would alter the pro rata sharing of payments required by any Loan Document, without the written consent of each Credit Party, (v) change any of the provisions of this Section or the definition of "Required Lenders" or any other provision hereof specifying the number or percentage of Lenders required to waive, amend or modify any rights hereunder or make any determination or grant any consent hereunder, without the written consent of each Lender, (vi) release any of the Collateral from the Liens of the Loan Documents (except as expressly provided in the Security Agreement or in connection with a transaction permitted by Section 7.3), without the consent of each Lender, and provided, further, that (x) no such agreement shall amend, modify or otherwise affect the rights or duties of the Administrative Agent , the Issuing Bank or the Swingline Lender hereunder without the prior written consent of the Administrative Agent, the Issuing Bank or the Swingline Lender, as the case may be.

Section 10.3.  Expenses; Indemnity; Damage Waiver

(a)  The Borrower shall pay (i) all reasonable out-of-pocket expenses incurred by the Administrative Agent and its Affiliates, including the reasonable fees, charges and disbursements of counsel for the Administrative Agent, in connection with the syndication of the credit facilities provided for herein, the preparation and administration of this Credit Agreement or any amendments, modifications or waivers of the provisions of any Loan Document (whether or not the transactions contemplated thereby shall be consummated) , (ii) all out-of-pocket expenses incurred by the Issuing Bank in connection with the issuance, amendment, renewal or extension of any Letter of Credit or any demand for payment thereunder and (iii) all out-of-pocket expenses incurred by any Credit Party, including the fees, charges and disbursements of any counsel for any Credit Party, in connection with the enforcement or protection of its rights in connection with the Loan Documents, including its rights under this Section, or in connection with the Loans made or Letters of Credit issued hereunder, including all such out-of-pocket expenses incurred during any workout, restructuring or negotiations in respect of such Loans or Letters of Credit.

(b)  The Borrower shall indemnify each Credit Party and each Related Party thereof (each such Person being called an "Indemnitee") against, and hold each Indemnitee harmless from, any and all losses, claims, damages, liabilities and related expenses, including the fees, charges and disbursements of any counsel for any Indemnitee, incurred by or asserted against any Indemnitee arising out of, in connection with, or as a result of (i) the execution or delivery of any Loan Document or any agreement or instrument contemplated thereby, the performance by the parties to the Loan Documents of their respective obligations thereunder or the consummation of the Transactions or any other transactions contemplated thereby, (ii) any Loan or Letter of Credit or the use of the proceeds thereof including any refusal of the Issuing Bank to honor a demand for payment under a Letter of Credit if the documents presented in connection with such demand do not strictly comply with the terms of such Letter of Credit, (iii) any actual or alleged presence or release of Hazardous Materials on or from any property owned or operated by the Borrower or any of the Subsidiaries, or any Environmental Liability related in any way to the Borrower or any of the Subsidiaries or (iv) any actual or prospective claim, litigation, investigation or proceeding relating to any of the foregoing, whether based on contract, tort or any other theory and regardless of whether any Indemnitee is a party thereto, provided that such indemnity shall not, as to any Indemnitee, be available to the extent that such losses, claims, damages, liabilities or related expenses are determined by a court of competent jurisdiction by final and nonappealable judgment to have resulted from the gross negligence or willful misconduct of such Indemnitee.

(c)  To the extent that the Borrower fails to pay any amount required to be paid by it to the Administrative Agent or the Issuing Bank under paragraph (a) or (b) of this Section, each Lender severally agrees to pay to the Administrative Agent or the Issuing Bank, as applicable, an amount equal to the product of such unpaid amount multiplied by a fraction, the numerator of which is the sum of such Lender's Revolving Commitment plus the outstanding principal balance of such Lender's A Term Loan plus the outstanding principal balance of such Lender's B Term Loan and the denominator of which is the sum of the total of all Lenders' Revolving Commitments plus the outstanding principal balance of all Lenders' A Term Loans plus the outstanding principal balance of all Lenders' B Term Loans (in each case determined as of the time that the applicable unreimbursed expense or indemnity payment is sought) of, provided that the unreimbursed expense or indemnified loss, claim, damage, liability or related expense, as applicable, was incurred by or asserted against the Administrative Agent or the Issuing Bank in its capacity as such.

(d)  To the extent permitted by applicable law, the Borrower, on behalf of the Loan Parties, shall not assert, and hereby waives, any claim against any Indemnitee, on any theory of liability, for special, indirect, consequential or punitive damages (as opposed to direct and actual damages) arising out of, in connection with, or as a result of, any Loan Document or any agreement, instrument or other document contemplated thereby, the Transactions or any Loan or any Letter of Credit or the use of the proceeds thereof.

(e)  All amounts due under this Section shall be payable promptly but in no event later than ten days after written demand therefor.

Section 10.4.  Successors and Assigns

(a)  The provisions of this Credit Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns permitted hereby, except that the Loan Parties may not assign or otherwise transfer any of their rights or obligations hereunder without the prior written consent of each Credit Party (and any attempted assignment or transfer by the Loan Parties without such consent shall be null and void). Nothing in this Credit Agreement, expressed or implied, shall be construed to confer upon any Person (other than the parties hereto, their respective successors and assigns permitted hereby and, to the extent expressly contemplated hereby, the Related Parties of each Credit Party) any legal or equitable right, remedy or claim under or by reason of any Loan Document.

(b)  Any Lender may assign to one or more assignees all or a portion of its rights and obligations under this Credit Agreement (including all or a portion of its Revolving Commitment A Term Commitment and/or B Term Commitment and the Loans at the time owing to it), provided that (i) except in the case of an assignment to a Lender or an Affiliate, each of the Borrower, on behalf of the Loan Parties, and the Administrative Agent (and, in the case of an assignment of all or any portion of a Revolving Commitment or obligations in respect of its LC Exposure or Swingline Exposure, the Issuing Bank and/or the Swingline Lender, as the case may be) must give its prior written consent to such assignment (which consent shall not be unreasonably withheld), (ii) except in the case of an assignment to a Lender or an Affiliate or an assignment of the entire remaining amount of the assigning Lender's Revolving Commitment, A Term Commitment and/or B Term Commitment, as applicable, the amount of the Revolving Commitment, A Term Commitment and/or B Term Commitment, as applicable, of the assigning Lender subject to each such assignment (determined as of the date the Assignment and Acceptance with respect to such assignment is delivered to the Administrative Agent) shall not be less than $5,000,000 unless the Borrower, on behalf of the Loan Parties, and the Administrative Agent otherwise consent, (iii) the parties to each assignment shall execute and deliver to the Administrative Agent an Assignment and Acceptance together with, unless otherwise agreed by the Administrative Agent, a processing and recordation fee of $3,500, and (iv) the assignee, if it shall not be a Lender, shall deliver to the Administrative Agent an Administrative Questionnaire, and provided further, that any consent of the Borrower otherwise required under this paragraph shall not be required if a Default has occurred and is continuing. Subject to acceptance and recording thereof pursuant to paragraph (d) of this Section, from and after the effective date specified in each Assignment and Acceptance, the assignee thereunder shall be a party hereto and, to the extent of the interest assigned by such Assignment and Acceptance, have the rights and obligations of a Lender under the Loan Documents, and the assigning Lender thereunder shall, to the extent of the interest assigned by such Assignment and Acceptance, be released from its obligations under the Loan Documents (and, in the case of an Assignment and Acceptance covering all of the assigning Lender's rights and obligations under the Loan Documents, such Lender shall cease to be a party hereto but shall continue to be entitled to the benefits of Sections 3.5, 3.6, 3.7 and 10.3). Any assignment or transfer by a Lender of rights or obligations under the Loan Documents that does not comply with this paragraph shall be treated for purposes of the Loan Documents as a sale by such Lender of a participation in such rights and obligations in accordance with paragraph (e) of this Section.

(c)  The Administrative Agent, acting for this purpose as an agent of the Loan Parties, shall maintain at one of its offices in Saint Louis a copy of each Assignment and Acceptance delivered to it and a register for the recordation of the names and addresses of the Lenders, and the Commitment of, and principal amount of the Revolving Loans and LC Disbursements owing to, each Lender pursuant to the terms hereof from time to time (the "Register"). The entries in the Register shall be conclusive absent clearly demonstrable error, and the Borrower and each Credit Party may treat each Person whose name is recorded in the Register pursuant to the terms hereof as a Lender hereunder for all purposes of this Credit Agreement, notwithstanding notice to the contrary. The Register shall be available for inspection by the Loan Parties and any Credit Party, at any reasonable time and from time to time upon reasonable prior notice.

(d)  Upon its receipt of a duly completed Assignment and Acceptance executed by an assigning Lender and an assignee, the assignee's completed Administrative Questionnaire (unless the assignee shall already be a Lender hereunder), the processing and recordation fee referred to in paragraph (b) of this Section and any written consent to such assignment required by paragraph (b) of this Section, the Administrative Agent shall accept such Assignment and Acceptance and record the information contained therein in the Register. No assignment shall be effective for purposes of this Credit Agreement unless it has been recorded in the Register as provided in this paragraph.

(e)  Any Lender may, without the consent of the Loan Parties or any Credit Party, sell participations to one or more banks or other entities (each such bank or other entity being called a "Participant") in all or a portion of such Lender's rights and obligations under the Loan Documents (including all or a portion of its Commitment and the Loans and LC Disbursements owing to it), provided that (i) such Lender's obligations under the Loan Documents shall remain unchanged, (ii) such Lender shall remain solely responsible to the other parties hereto for the performance of such obligations and (iii) the Loan Parties and the Credit Parties shall continue to deal solely and directly with such Lender in connection with such Lender's rights and obligations under the Loan Documents. Any agreement or instrument pursuant to which a Lender sells such a participation shall provide that such Lender shall retain the sole right to enforce the Loan Documents and to approve any amendment, modification or waiver of any provision of any Loan Documents, provided that such agreement or instrument may provide that such Lender will not, without the consent of the Participant, agree to any amendment, modification or waiver described in the first proviso to Section 10.2(b) that affects such Participant. Subject to paragraph (f) of this Section, the Borrower agrees that each Participant shall be entitled to the benefits of Sections 3.5 and 3.6 to the same extent as if it were a Lender and had acquired its interest by assignment pursuant to paragraph (b) of this Section. To the extent permitted by law, each Participant also shall be entitled to the benefits of Section 10.8 as though it were a Lender, provided that such Participant agrees to be subject to Section 2.10(c) as though it were a Lender.

(f)  A Participant shall not be entitled to receive any greater payment under Section 3.5 or 3.7 than the Lender would have been entitled to receive with respect to the participation sold to such Participant, unless the sale of the participation to such Participant is made with the Borrower's prior written consent, on behalf of the Loan Parties.

(g)  Any Lender may at any time pledge or assign a security interest in all or any portion of its rights under the Loan Documents to secure obligations of such Lender, including any pledge or assignment to secure obligations to a Federal Reserve Bank, and this Section shall not apply to any such pledge or assignment of a security interest, provided that no such pledge or assignment of a security interest shall release a Lender from any of its obligations under the Loan Documents or substitute any such pledgee or assignee for such Lender as a party hereto.

Section 10.5.  Survival

    All covenants, agreements, representations and warranties made by the Loan Parties herein and in the certificates or other instruments prepared or delivered in connection with or pursuant to this Credit Agreement or any other Loan Document shall be considered to have been relied upon by the other parties hereto and shall survive the execution and delivery of any Loan Document and the making of any Loans and the issuance of any Letter of Credit, regardless of any investigation made by any such other party or on its behalf and notwithstanding that any Credit Party may have had notice or knowledge of any Default or incorrect representation or warranty at the time any credit is extended hereunder, and shall continue in full force and effect as long as the principal of or any accrued interest on any Loan or any LC Disbursement or any fee or any other amount payable under the Loan Documents is outstanding and unpaid or any Letter of Credit is outstanding and so long as the Commitments have not expired or terminated. The provisions of Sections 3.5, 3.6, 3.7 and 10.3 and Article 9 shall survive and remain in full force and effect regardless of the consummation of the transactions contemplated hereby, the repayment of the Loans and the LC Disbursements, the expiration or termination of the Letters of Credit and the termination of the Commitments or the termination of this Credit Agreement or any provision hereof.

Section 10.6.  Counterparts; Integration; Effectiveness

    This Agreement may be executed in counterparts (and by different parties hereto on different counterparts), each of which shall constitute an original, but all of which, when taken together, shall constitute but one contract. This Agreement and any separate letter agreements with respect to fees payable to any Credit Party constitute the entire contract among the parties relating to the subject matter hereof and supersede any and all previous agreements and understandings, oral or written, relating to the subject matter hereof. Except as provided in Section 5.1, this Credit Agreement shall become effective when it shall have been executed by the Administrative Agent and when the Administrative Agent shall have received counterparts hereof which, when taken together, bear the signatures of each of the other parties hereto, and thereafter shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns. Delivery of an executed counterpart of this Credit Agreement by facsimile transmission shall be effective as delivery of a manually executed counterpart of this Credit Agreement.

Section 10.7.  Severability

    In the event any one or more of the provisions contained in this Credit Agreement should be held invalid, illegal or unenforceable in any respect, the validity, legality and enforceability of the remaining provisions contained herein shall not in any way be affected or impaired thereby (it being understood that the invalidity of a particular provision in a particular jurisdiction shall not in and of itself affect the validity of such provision in any other jurisdiction). The parties shall endeavor in good-faith negotiations to replace the invalid, illegal or unenforceable provisions with valid provisions the economic effect of which comes as close as possible to that of the invalid, illegal or unenforceable provisions.

Section 10.8.  Right of Setoff

    If an Event of Default shall have occurred and be continuing, each of the Lenders and their respective Affiliates is hereby authorized at any time and from time to time, to the fullest extent permitted by applicable law, to setoff and apply any and all deposits (general or special, time or demand, provisional or final) at any time held and other obligations at any time owing by it to or for the credit or the account of the Loan Parties against any of and all the obligations of the Loan Parties now or hereafter existing under this Credit Agreement held by it, irrespective of whether or not it shall have made any demand under this Credit Agreement and although such obligations may be unmatured. The rights of each the Lenders and their respective Affiliates under this Section are in addition to other rights and remedies (including other rights of setoff) that it may have.

Section 10.9.  Governing Law; Jurisdiction; Consent to Service of Process

(a)  This Agreement shall be governed by, construed and interpreted in accordance with, the laws of the State of Missouri.

(b)  EACH OF THE LENDERS AND THE LOAN PARTIES HEREBY KNOWINGLY, INTENTIONALLY AND VOLUNTARILY WAIVES TRIAL BY JURY IN ANY ACTION OR PROCEEDING OF ANY KIND OR NATURE IN ANY COURT IN WHICH AN ACTION MAY BE COMMENCED BY OR AGAINST ANY LOAN PARTY OR LENDER ARISING OUT OF THIS AGREEMENT, THE COLLATERAL OR ANY ASSIGNMENT THEREOF OR BY REASON OF ANY OTHER CAUSE OR DISPUTE WHATSOEVER BETWEEN THE LOAN PARTIES AND THE LENDERS OF ANY KIND OR NATURE. THE LOAN PARTIES AND THE LENDER HEREBY AGREE THAT, TO THE EXTENT ARBITRATION IS NOT APPLICABLE, THE FEDERAL COURT OF THE EASTERN DISTRICT OF MISSOURI OR, AT THE OPTION OF THE LENDER, ANY COURT IN WHICH THE LENDER SHALL INITIATE LEGAL OR EQUITABLE PROCEEDINGS AND WHICH HAS SUBJECT MATTER JURISDICTION OVER THE MATTER IN CONTROVERSY AND WHICH SITS IN A JURISDICTION IN WHICH THE LOAN PARTIES TRANSACT BUSINESS SHALL HAVE NON-EXCLUSIVE JURISDICTION TO HEAR AND DETERMINE ANY CLAIMS OR DISPUTES BETWEEN ANY LOAN PARTIES AND LENDERS, PERTAINING DIRECTLY OR INDIRECTLY TO THIS AGREEMENT OR THE LOAN DOCUMENTS OR TO ANY MATTER ARISING THEREFROM. THE LOAN PARTIES EXPRESSLY SUBMIT AND CONSENT IN ADVANCE TO SUCH JURISDICTION IN ANY ACTION OR PROCEEDING COMMENCED IN SUCH COURTS, HEREBY WAIVING PERSONAL SERVICE OF THE SUMMONS AND COMPLAINT OR OTHER PROCESS OR PAPERS ISSUED THEREIN AND AGREEING THAT SERVICE OF SUCH SUMMONS AND COMPLAINT OR OTHER PROCESS OR PAPERS MAY BE MADE BY REGISTERED OR CERTIFIED MAIL ADDRESSED TO THE LOAN PARTIES AT THE ADDRESS SET FORTH IN SECTION 10.1, WHICH SERVICE SHALL BE DEEMED MADE UPON RECEIPT THEREOF. THE NON-EXCLUSIVE CHOICE OF FORUM SET FORTH IN THIS SECTION SHALL NOT BE DEEMED TO PRECLUDE THE ENFORCEMENT OF ANY JUDGMENT OBTAINED IN SUCH FORUM OR THE TAKING OF ANY ACTION UNDER THIS AGREEMENT TO ENFORCE THE SAME IN ANY APPROPRIATE JURISDICTION.

(c)   ANY CONTROVERSY OR CLAIM BETWEEN OR AMONG THE PARTIES HERETO INCLUDING BUT NOT LIMITED TO THOSE ARISING OUT OF OR RELATING TO THIS AGREEMENT, THE NOTES, AND ANY OTHER LOAN DOCUMENT AND RELATED INSTRUMENTS, AGREEMENTS OR DOCUMENTS, INCLUDING ANY CLAIM BASED ON OR ARISING FROM AN ALLEGED TORT, SHALL BE DETERMINED BY BINDING ARBITRATION IN ACCORDANCE WITH THE FEDERAL ARBITRATION ACT (OR IF NOT APPLICABLE, THE APPLICABLE STATE LAW), THE RULES OF PRACTICE AND PROCEDURE FOR THE ARBITRATION OF COMMERCIAL DISPUTES OF J.A.M.S./ENDISPUTE OR ANY SUCCESSOR THEREOF ("J.A.M.S."), AND THE "SPECIAL RULES" SET FORTH BELOW. IN THE EVENT OF ANY INCONSISTENCY, THE SPECIAL RULES SHALL CONTROL. JUDGMENT UPON ANY ARBITRATION AWARD MAY BE ENTERED IN ANY COURT HAVING JURISDICTION. ANY PARTY TO THIS INSTRUMENT, AGREEMENT OR DOCUMENT MAY BRING AN ACTION, INCLUDING A SUMMARY OR EXPEDITED PROCEEDING, TO COMPEL ARBITRATION OF ANY CONTROVERSY OR CLAIM TO WHICH THIS AGREEMENT APPLIES IN ANY COURT HAVING JURISDICTION OVER SUCH ACTION.

(d)  THE ARBITRATION SHALL BE CONDUCTED IN THE COUNTY OF ANY LOAN PARTY'S DOMICILE AT THE TIME OF THE EXECUTION OF THIS INSTRUMENT, AGREEMENT OR DOCUMENT AND ADMINISTERED BY J.A.M.S. WHO WILL APPOINT AN ARBITRATOR; IF J.A.M.S. IS UNABLE OR LEGALLY PRECLUDED FROM ADMINISTERING THE ARBITRATION, THEN THE AMERICAN ARBITRATION ASSOCIATION WILL SERVE. ALL ARBITRATION HEARINGS WILL BE COMMENCED WITHIN 90 DAYS OF THE DEMAND FOR ARBITRATION; FURTHER, THE ARBITRATOR SHALL ONLY UPON A SHOWING OF CAUSE, BE PERMITTED TO EXTEND THE COMMENCEMENT OF SUCH HEARING FOR UP TO AN ADDITIONAL 60 DAYS.

(e)  NOTHING IN THIS ARBITRATION SHALL BE DEEMED TO (I) LIMIT THE APPLICABILITY OF ANY OTHERWISE APPLICABLE STATUTES OF LIMITATION OR REPOSE AND ANY WAIVERS CONTAINED IN THIS INSTRUMENT, AGREEMENT OR DOCUMENT; OR (II) BE A WAIVER BY LENDERS OF THE PROTECTION AFFORDED TO IT BY 12 U.S.C. SEC. 91 OR ANY SUBSTANTIALLY EQUIVALENT STATE LAW; OR (III) LIMIT THE RIGHT OF LENDERS HERETO (A) TO EXERCISE SELF HELP REMEDIES SUCH AS (BUT NOT LIMITED TO) SETOFF, OR (B) TO FORECLOSE AGAINST REAL ESTATE OF PERSONAL PROPERTY COLLATERAL, OR (C) TO OBTAIN FROM A COURT PROVISIONAL OR ANCILLARY REMEDIES SUCH AS (BUT NOT LIMITED TO) INJUNCTIVE RELIEF, WRIT OF POSSESSION OR THE APPOINTMENT OF A RECEIVER. LENDERS MAY EXERCISE SUCH SELF HELP RIGHTS, FORECLOSURE UPON SUCH PROPERTY, OR OBTAIN SUCH PROVISIONAL OR ANCILLARY REMEDIES BEFORE, DURING OR AFTER THE PENDENCY OF ANY ARBITRATION PROCEEDING BROUGHT PURSUANT TO THIS INSTRUMENT, AGREEMENT OR DOCUMENT. NEITHER THIS EXERCISE OF SELF HELP REMEDIES NOR THE INSTITUTION OR MAINTENANCE OF AN ACTION FOR FORECLOSURE OR PROVISIONAL OR ANCILLARY REMEDIES SHALL CONSTITUTE A WAIVER OF THE RIGHT OF ANY PARTY, INCLUDING THE CLAIMANT IN ANY SUCH ACTION, TO ARBITRATE THE MERITS OF THE CONTROVERSY OR CLAIM OCCASIONING RESORT TO SUCH REMEDIES.

(f)  The Loan Parties hereby irrevocably and unconditionally waive, to the fullest extent they may legally and effectively do so, any objection that they may now or hereafter have to the laying of venue of any suit, action or proceeding arising out of or relating to this Credit Agreement or the other Loan Documents in any court referred to in paragraph (b) of this Section. Each of the parties hereto hereby irrevocably waives, to the fullest extent permitted by applicable law, the defense of an inconvenient forum to the maintenance of such action or proceeding in any such court.

(g)  Each party to this Credit Agreement irrevocably consents to service of process in the manner provided for notices in Section 10.1. Nothing in this Credit Agreement will affect the right of any party to this Credit Agreement to serve process in any other manner permitted by law.

Section 10.10.  ORAL AGREEMENTS

    ORAL AGREEMENTS OR COMMITMENTS TO LOAN MONEY, EXTEND CREDIT OR TO FORBEAR FROM ENFORCING REPAYMENT OF A DEBT INCLUDING PROMISES TO EXTEND OR RENEW SUCH DEBT ARE NOT ENFORCEABLE. TO PROTECT YOU (BORROWER) AND US (CREDITOR) FROM MISUNDERSTANDING OR DISAPPOINTMENT, ANY AGREEMENTS WE REACH COVERING SUCH MATTERS ARE CONTAINED IN THIS WRITING, WHICH IS THE COMPLETE AND EXCLUSIVE STATEMENT OF THE AGREEMENT BETWEEN US, EXCEPT AS WE MAY LATER AGREE IN WRITING TO MODIFY IT. THE LOAN DOCUMENTS, AS AMENDED, MODIFIED AND SUPPLEMENTED HEREBY, ARE INCORPORATED HEREIN BY THIS REFERENCE AND SHALL BE DEEMED TO CONSTITUTE A PART OF THIS WRITING.

Section 10.11.  Headings

    Article and Section headings and the Table of Contents used herein are for convenience of reference only, are not part of this Credit Agreement and shall not affect the construction of, or be taken into consideration in interpreting, this Credit Agreement.

Section 10.12.  Interest Rate Limitation

    Notwithstanding anything herein to the contrary, if at any time the interest rate applicable to any Loan, together with all fees, charges and other amounts that are treated as interest on such Loan under applicable law (collectively the "charges"), shall exceed the maximum lawful rate (the "maximum rate") that may be contracted for, charged, taken, received or reserved by the Lender holding such Loan in accordance with applicable law, the rate of interest payable in respect of such Loan hereunder, together with all of the charges payable in respect thereof, shall be limited to the maximum rate and, to the extent lawful, the interest and the charges that would have been payable in respect of such Loan but were not payable as a result of the operation of this Section shall be cumulated, and the interest and the charges payable to such Lender in respect of other Loans or periods shall be increased (but not above the maximum rate therefor) until such cumulated amount, together with interest thereon at the Federal Funds Effective Rate to the date of repayment, shall have been received by such Lender.

Section 10.13  Treatment of Certain Information

    Each Credit Party agrees to use reasonable precautions to keep confidential, in accordance with their customary procedures for handling confidential information of the same nature, all non-public information supplied by the Borrower or any Subsidiary pursuant to this Credit Agreement which (a) is clearly identified by such Person as being confidential at the time the same is delivered to such Credit Party, or (b) constitutes any financial statement, financial projections or forecasts, budget, compliance certificate, audit report, management letter or accountants' certification delivered hereunder ("Information"), provided, however, that nothing herein shall limit the disclosure of any such Information (i) to such of their respective Related Parties as need to know such Information, (ii) to the extent required by applicable laws or regulations or by any subpoena or similar legal process, or requested by any bank regulatory authority, (iii) on a confidential basis, to prospective lenders, participants or their counsel, (iv) to auditors or accountants, and any analogous counterpart thereof, (v) to any other Credit Party, (vi) in connection with any litigation to which any one or more of the Credit Parties is a party, (vii) to the extent such Information (A) becomes publicly available other than as a result of a breach of this Credit Agreement, (B) becomes available to any of the Credit Parties on a non-confidential basis from a source other than the Borrower or any Subsidiary, or (C) was available to the Credit Parties on a non-confidential basis prior to its disclosure to any of them by the Borrower or any Subsidiary; and (viii) to the extent the Borrower shall have consented to such disclosure in writing.

[BALANCE OF PAGE INTENTIONALLY BLANK]

    IN WITNESS WHEREOF, the parties hereto have caused this Credit Agreement to be duly executed by their respective authorized officers as of the day and year first above written.

BRASS EAGLE INC.

By: /s/ Lynn Scott
Name: Lynn Scott
Title: President / CEO

Address: 1201 S. E. 30th St.
Bentonville, AR 72712

JT USA INC.

By: /s/ Lynn Scott
Name: Lynn Scott
Title: President

Address: 515 Otay Valley Drive
Chula Vista, California 91911

BANK OF AMERICA, N.A., individually and as Administrative Agent

By: /s/ John Suskie
Name: John Suskie
Title: Vice President

Address: 800 Market Street
Saint Louis, MO 63101

SUNTRUST BANK

By: /s/ Renee D. Drake
Name: Renee D. Drake
Title: Vice President

Address: 6410 Poplar Avenue
Memphis, TN 38119

AMSOUTH BANK

By: /s/ Stanley A. Herren
Name: Stanley A. Herren
Title: Vice President

Address: P. O. Box 1200
Jackson, MS 3920
Mail Stop: JA 3258

BRASS EAGLE INC.

Exhibit 11

STATEMENT OF COMPUTATION OF EARNINGS PER SHARE

(In thousands except share and per share data)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2000	1999	2000	1999
Basic Net Income Per Share
Net income available to common
stockholders	$ 1,542	$ 2,832	$ 2,354	$ 5,062
	=========	=========	=========	=======
Weighted average common shares
outstanding	7,136,186	7,246,434	7,135,907	7,245,739
	=========	=========	=========	=======
Basic net income per share	$ 0.22	$ 0.39	$ 0.33	$ 0.70
	=========	=========	=========	=======

Diluted Net Income Per Share
Net income available to common
stockholders	$ 1,542	$ 2,832	$ 2,354	$ 5,062
	=========	=========	=========	=======
Pro forma basic weighted average
common shares outstanding	7,136,186	7,246,434	7,135,907	7,245,739
Add dilutive effect of stock options	384,486	483,627	389,333	464,088
Weighted average dilutive common
shares outstanding	7,520,672	7,730,061	7,525,240	7,709,827
	=========	=========	=========	=======
Diluted net income per share	$ 0.21	$ 0.37	$ 0.31	$ 0.66
	=========	=========	=========	=======