Form 10-Q
period 2000-09-30
BRASS EAGLE INC
filed 2000-11-13
CIK 1046112

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

/X/            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2000.

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

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes X No___

The number of shares of the Registrant's Common Stock, $0.01 par value, outstanding as of November 6, 2000 was 7,138,590.

BRASS EAGLE INC.

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2000

INDEX

Part I:	Financial Information
Item1.	Condensed Consolidated Financial Statements

Independent Accountants' Report

Condensed Consolidated Balance Sheets as of September 30, 2000
(unaudited) and December 31, 1999

Condensed Consolidated Statements of Operations for the Three and
Nine Months ended September 30, 2000 (unaudited) and
September 30, 1999 (unaudited)

Condensed Consolidated Statements of Cash Flows for the Nine
Months ended September 30, 2000 (unaudited) and
September 30, 1999 (unaudited)

Notes to Condensed Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and
Results of Operations

Part II:	Other Information

Item 3.	Senior Credit Facility Covenants

Item 6.	Exhibits and Reports on Form 8-K

Signatures

PART I:    FINANCIAL INFORMATION

Item 1. - Condensed Consolidated Financial Statements

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Shareholders
Brass Eagle Inc.
Bentonville, Arkansas

We have reviewed the condensed consolidated balance sheet of Brass Eagle Inc. as of September 30, 2000 and the related condensed consolidated statements of operations for the three month and nine month periods ended September 30, 2000 and 1999, and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

Crowe, Chizek and Company LLP

Oak Brook, Illinois
November 10, 2000

BRASS EAGLE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except share data)

	SEPTEMBER 30,	DECEMBER 31,
	2000	1999
	(unaudited)
Assets
Current assets
Cash & cash equivalents	$ 122	$ 3,185
Accounts receivable - less allowance
for doubtful accounts of $385 in 2000
and $357 in 1999	21,423	16,888
Due from affiliate	220	420
Inventories	15,740	9,224
Prepaid expenses and other current assets	1,162	1,831
Deferred taxes	1,566	1,040
Total current assets	40,233	32,588
Property and equipment, net	12,418	9,239
Other assets	342	0
Intangible assets, net	34,838	6,618
	$ 87,831	$ 48,445
	==========	==========
Liabilities and stockholders' equity
Current liabilities
Notes payable to bank	$ 1,280	$ 0
Accounts payable	6,757	3,139
Accrued expenses	6,110	2,739
Current maturities of long-term debt	26,607	0
Total current liabilities	40,754	5,878
Long-term debt, less current maturities	16	0
Deferred income taxes	644	560
Stockholders' equity
Common stock, $.01 par value, 10,000,000
shares authorized, 7,257,147 issued and
7,137,447 outstanding in 2000; 7,249,087
issued and 7,129,387 outstanding in 1999	73	72
Additional paid-in capital	25,796	25,758
Retained earnings	21,091	16,720
Treasury stock 119,700 shares at cost	(543)	(543)
	46,417	42,007
	$ 87,831	$ 48,445
	==========	==========

See accompanying notes to condensed consolidated financial statements.

BRASS EAGLE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except share and per share data)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2000	1999	2000	1999
	(unaudited)		(unaudited)

Net sales	$ 23,125	$ 15,141	$ 54,917	$ 51,561
Cost of sales	13,550	9,092	34,526	30,370
Gross profit	9,575	6,049	20,391	21,191

Strategic initiative expenses	651	0	651	0
Operating expenses	5,129	2,935	12,478	10,099
Operating income	3,795	3,114	7,262	11,092

Minority interest	29	0	50	0
Interest income / (expense)	(598)	41	(326)	161
Income before income taxes	3,226	3,155	6,986	11,253

Provision for income taxes	1,209	1,183	2,615	4,219

Net income	$ 2,017	$ 1,972	$ 4,371	$ 7,034
	========	=======	=======	=======
Net income per share:
Basic	$ 0.28	$ 0.27	$ 0.61	$ 0.97
Diluted	$ 0.27	$ 0.26	$ 0.58	$ 0.91

Weighted average shares outstanding:
Basic	7,137,304	7,248,424	7,136,173	7,246,875
Diluted	7,517,947	7,679,867	7,523,373	7,696,337

See accompanying notes to condensed consolidated financial statements.

BRASS EAGLE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2000	1999
	(Unaudited)
Cash flows from operating activities
Net income	$ 4,371	$ 7,034
Adjustments to reconcile net income to net cash from operating activities
Deferred income taxes	(442)	(1)
Depreciation and amortization	1,890	1,028
Provision for doubtful accounts	(13)	98
Minority interest	(50)	0
Stock compensation expense	20	24
Loss on disposition of equipment	67	0
Changes in assets and liabilities net of effects of acquisitions
Accounts receivable	(2,863)	329
Inventories	(4,155)	(7,594)
Prepaid expenses and other assets	1,087	436
Accounts payable and accrued expenses	5,249	1,769
Net cash provided from operating activities	5,161	3,123

Cash flows from investing activities
Purchases of property and equipment	(3,397)	(3,886)
Acquisition of assets of JT USA, L. P.	(32,374)	0
Acquisition of C. M. Support, Inc.	0	(5,000)
Net cash from investing activities	(35,771)	(8,886)

Cash flows from financing activities
Bank loan fees	(350)	0
Issuance of stock	19	59
Proceeds from long-term debt	28,000	0
Reductions to long-term debt	(1,402)	0
Proceeds from line of credit	1,280	0
Net cash from financing activities	27,547	59

Net change in cash	(3,063)	(5,704)
Cash at beginning of period	3,185	6,836
Cash at end of period	$ 122	$ 1,132
	========	========

Supplemental disclosures of cash flow information
Cash paid (refunded) during the period:
Interest	$ 634	$ 0
Taxes	$ 1,175	$ 4,246

Supplemental schedules of non-cash investing and financing activities:
In conjunction with the acquisition of assets of JT USA, L. P.
liabilities were assumed as follows:
Fair value of assets acquired	$ 34,177	$ 0
Cash paid	32,374	0
Liabilities assumed	$ 1,803	$ 0

See accompanying notes to condensed consolidated financial statements.

BRASS EAGLE INC.

Notes to Condensed Consolidated Financial Statements
(All information for the three and nine month periods ended September 30, 2000 and 1999 is unaudited)

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

Interim Results:  The accompanying condensed consolidated balance sheet at September 30, 2000, the condensed consolidated statements of operations for the three month and nine month periods ended September 30, 2000 and 1999, and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 2000 and 1999 are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the results of the interim periods. The results of operations for the three month and nine month periods ended September 30, 2000 are not necessarily indicative of the results expected for the full calendar year. Because all of the disclosures required by generally accepted accounting principles are not included, these interim statements should be read in conjunction with the financial statements and notes thereto contained in Brass Eagle's 1999 Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

NOTE 2 - INVENTORIES

Inventories consist of the following components (in thousands):

	September 30,	December 31,
	2000	1999

Finished goods	$ 7,007	$ 5,527
Raw materials	8,733	3,697
	$ 15,740	$ 9,224
	========	========

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

Under ABP Opinion 25, fixed option plans for employees - that is, those plans whose terms, including price and number of shares granted, remain the same throughout the duration of the plan - have no compensation expense associated with the options when the exercise price is equal to the fair value of the stock at the grant date. That is an exception to the general requirement that all awards to employees in which the number of shares or the exercise price may change do have an element of compensation expense under Opinion 25. When a company directly or indirectly reprices options, it has changed the terms of the plan, which would make it a variable plan under Opinion 25. The interpretation is generally effective beginning July 1, 1999. The interpretation applies prospectively at that date for repricings that occurred after December 15, 1998. It also applies prospectively on July 1, 1999 to new awards granted after December 15, 1998 for purposes of applying the definition of employee.

In November 1999, Brass Eagle repriced certain options granted to employees after December 15, 1998. Brass Eagle did not recognize compensation expense under ABP opinion 25 during the third quarter of 2000 because the company's stock price at that time did not exceed the repriced stock price of $8 per share for these options. If in the future, Brass Eagle's stock price exceeds the repriced stock price of $8 per share Brass Eagle will recognize compensation expense.

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
========

The $28.9 million intangible asset will be amortized over 20 years.

The following unaudited pro forma information presents a summary of the results of operations of Brass Eagle as if the acquisition had occurred on January 1, 1999 (in thousands, except for per share data):

	NINE MONTH PERIOD	NINE MONTH PERIOD
	ENDED SEPTEMBER 30, 2000	ENDED SEPTEMBER 30, 1999
Net sales	$ 62,869	$ 60,626
Operating income	8,505	11,536
Net income	4,386	6,331

Net income per share:
Basic	$ 0.61	$ 0.87
Diluted	$ 0.58	$ 0.82

Weighted average shares outstanding:
Basic	7,136,173	7,246,875
Diluted	7,523,373	7,696,337

These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have resulted had the acquisition occurred on the date indicated, or may result in the future. Management expects to gain synergies in marketing, product development, purchasing, sales and distribution in future periods as a result of the acquisition, although no assurance can be made in this regard.

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

On September 30, 2000, Brass Eagle borrowed $1,280,000 and had letters of credit outstanding of $204,150 from the $10.0 million revolving credit facility. Funds available on the credit line at September 30, 2000 were approximately $8.5 million.

On June 30, 2000 Brass Eagle utilized the $28.0 million term loan for the acquisition of substantially all of the assets of JT USA, L. P. The loan requires quarterly principal payments commencing September 2000. The loan matures in five years and the principal payments required are calculated based on the full amortization of the principal over the five years. Borrowings bear interest as designated by Brass Eagle at either the bank's prime rate (Adjusted up to prime plus 1.50% based on Brass Eagles' leverage ratio) or LIBOR (plus 1.25% to 2.50% based on Brass Eagle's leverage ratio).

The agreement includes certain restrictive covenants including maintaining a minimum net worth of $40.0 million plus 75% of net income, a leverage ratio of 2.25 through September 30, 2000 and 2.00 thereafter, a fixed charge coverage ratio of 2.25 from June 30, 2001 to December 30, 2001 and 2.50 at December 31, 2001 and beyond, minimum EBITDA of $10.0 million for the nine months ended September 30, 2000, $17.5 million for the period ended December 31, 2000, $6.0 million year to date for the quarter ending March 31, 2001 and $12.0 million year to date at quarter ending June 30, 2001. The agreement also limits capital expenditures to $4.0 million in 2000 and $4.5 million in 2001 and thereafter. Brass Eagle had EBITDA of $9.2 million including the $651,000 strategic initiative charge for the nine months ended September 30, 2000, which was below the $10.0 million required by the covenant. As a result, Brass Eagle is in technical default of its credit agreement and has classified $21.0 million of long-term debt as a current liability at September 30, 2000. Brass Eagle is negotiating to obtain a waiver.

In addition, the agreement provides for an excess cash flow recapture requirement for the first two years of the agreement equal to 50% of the excess cash flow over fixed charges not to exceed $750,000.

Financing costs incurred are capitalized and are amortized over the five-year life of the loan.

NOTE 6 - INTEREST RATE SWAP AND IMPACTS OF FAS 133

Brass Eagle entered into an interest rate swap agreement to hedge future cash flows for interest payments on $14.0 million of term debt on August 31, 2000. Under the terms of the swap agreement, Brass Eagle will pay a fixed rate of 6.97% on $14.0 million of borrowings under the term note agreement. The swap agreement runs for three years through August 29, 2000. The fair value of the hedge at September 30, 2000 is ($166,030).

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In June 1999, the FASB issued SFAS No. 137, which defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. Management does not expect the adoption of the new standard to have a material impact on the financial statements. Brass Eagle will adopt FAS 133 in the first quarter of 2001.

ITEM 2. -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements for the three months and nine months ended September 30, 2000 and Brass Eagle's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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

(5) General economic and business conditions which are less favorable than expected; and

(6) Unanticipated changes in industry trends.

RESULTS OF OPERATIONS

The following table sets forth operations data as a percentage of sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2000	1999	2000	1999
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	58.6%	60.0%	62.9%	58.9%
Gross profit	41.4%	40.0%	37.1%	41.1%
Strategic initiative expenses	2.8%	0.0%	1.2%	0.0%
Operating expenses	22.2%	19.4%	22.7%	19.6%
Operating income	16.4%	20.6%	13.2%	21.5%
Net income	8.7%	13.0%	8.0%	13.6%

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

Net Sales.  Net sales increased by 53.0% to $23.1 million for the three months ended September 30, 2000 compared to $15.1 million in the three months ended September 30, 1999. The increase in net sales was due primarily to the acquisition of JT USA, increased paintball sales and increased net sales of new markers that became available for sale in the third quarter of 2000.

Domestic sales increased by 53.1% to $21.9 million (or 94.6% of sales) for the three months ended September 30, 2000 from $14.3 million (or 94.5% of sales) for the three months ended September 30, 1999. International sales increased by 55.1% to $1.3 million (5.4% of sales) for the three months ended September 30, 2000 from $838,000 (or 5.5% of sales) for the three months ended September 30, 1999. The increase in international sales was due to increased sales to Canadian customers.

Gross Profit.  Gross profit as a percentage of net sales increased to 41.4% for the three months ended September 30, 2000 as compared to 40.0% for the three months ended September 30, 1999. The increase was due primarily to increased margins on masks as a result of the JT USA acquisition and increased margins due to increased marker sales.

Strategic Initiative Expenses. During the third quarter Brass Eagle terminated discussions with a prospective buyer regarding the potential acquisition of Brass Eagle. Discussions were terminated by the Board of Directors of Brass Eagle based on the Company's improved performance and the Board's determination that the prospective buyer had not made reasonable progress toward a timely, conclusive transaction. Brass Eagle incurred one-time, strategic initiative expenses of $651,000, or $0.05 per share in connection with the proposed transaction, a portion of which represents expenses of the prospective buyer reimbursed by Brass Eagle as previously agreed.

Operating Expenses.  Operating expenses increased by 75.9% to $5.1 million in the three months ended September 30, 2000 compared to $2.9 million in the three months ended September 30, 1999. The increase was due to additional administrative and selling expenses associated with the J T USA Inc. operations, additional amortization of goodwill associated with the acquisition of JT USA L. P. and administrative and selling expenses for Challenge Park Xtreme.

Operating Income.  Operating income increased by 22.6% to $3.8 million in the three months ended September 30, 2000 as compared to $3.1 million in the three months ended September 30, 1999. The increase was primarily due to increased sales.

Interest.  Brass Eagle recorded net interest expense of $598,000 for the three months ended September 30, 2000 as compared to net interest income of $41,000 for the three months ended September 30, 1999. The increase in net interest expense was due to the borrowing of $28.0 million to acquire JT USA L. P.

Income Tax Rate.  Brass Eagle's effective federal and state income tax rate was 37.5% for the three months ended September 30, 2000 and 37.5% for the three months ended September 30, 1999.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

Net Sales. Net sales increased by 6.4% to $54.9 million for the first nine months of 2000 compared to $51.6 million the first nine months of 1999. The increase in net sales was due primarily to the acquisition of JT USA and increased paintball sales offset by year to date decreased marker sales due to an inventory adjustment at major retailers.

Domestic sales increased by 4.3% to $51.4 million (or 93.6% of sales) for the nine months ended September 30, 2000 from $49.3 million (or 95.5% of sales) for the nine months ended September 30, 1999. International sales increased by 52.2% to $3.5 million (or 6.4% of sales) for the nine months ended September 30, 2000 from $2.3 million (or 4.5% of sales) for the nine months ended September 30, 1999. International sales increased primarily because of increased sales to Canadian customers.

Gross Profit. Gross profit as a percentage of net sales decreased to 37.1% for the first nine months of 2000 compared to 41.1% for the first nine months of 1999. The decrease was in part due to a change in sales mix as marker sales were a higher percentage of sales for the nine months ended September 30, 1999 compared to the nine months ended September 30, 2000. Favorable manufacturing variances decreased for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999.

Strategic Initiative Expenses. During the third quarter Brass Eagle terminated discussions with a prospective buyer regarding the potential acquisition of Brass Eagle. Discussions were terminated by the Board of Directors of Brass Eagle based on the Company's improved performance and the Board's determination that the prospective buyer had not made reasonable progress toward a timely, conclusive transaction. Brass Eagle incurred one-time, strategic initiative expenses of $651,000, or $0.05 per share in connection with the proposed transaction, a portion of which represents expenses of the prospective buyer reimbursed by Brass Eagle as previously agreed.

Operating Expenses. Operating expenses increased by 23.8% to $12.5 million in the first nine months of 2000 compared to $10.1 million in the first nine months of 1999. The increase was due to additional administrative and selling expenses associated with the J T USA Inc. operations and administrative and selling expenses for Challenge Park Xtreme.

Operating Income. Operating income decreased by 34.2% to $7.3 million in the first nine months of 2000 compared to $11.1 million in the first nine months of 1999. The decrease was primarily due to increased operating expenses and decreased margins.

Interest. Brass Eagle recorded net interest expense of $326,000 in the first nine months of 2000 compared to net interest income of $161,000 in the first nine months of 1999. The increase in net interest expense was due to the borrowing of $28.0 million to acquire JT USA.

Income Tax Rate. Brass Eagle's effective federal and state income tax rate was 37.4% in the first nine months ended September 30, 2000 and 37.5% for the first nine months ended September 30, 1999.

Liquidity and Capital Resources

At September 30, 2000 Brass Eagle had working capital of ($0.5) million including $21.0 million of long-term debt classified as current due to a technical default under the credit facility. Brass Eagle is planning capital expenditures of approximately $1.1 million for the remainder of 2000 for the expansion and improvement of manufacturing capacity and $1.6 million additional investment in the joint venture that owns and operates Challenge Park. The investments will be funded from available cash flow.

Brass Eagle believes that funds generated from operations, together with borrowings under the credit facility, (anticipated to be available after the covenant violation has been cured) will be adequate to meet its anticipated cash requirements for at least the next 18 months. Brass Eagle may, when and if the opportunity arises, acquire or participate in other businesses or ventures involved in activities or having product lines that are compatible with those of Brass Eagle or pursue the vertical integration of production capabilities for one or more of Brass Eagle's products which are currently purchased from third parties. The capital expenditures that would be associated with any such activities that would occur in the future would be funded with available cash and cash equivalents, borrowings from the credit facility, working capital, or a combination of these sources.

Net cash provided by operating activities for the nine months ended September 30, 2000 was $5.2 million, consisting primarily of net income of $4.4 million, depreciation and amortization expense of $1.9 million, plus a net increase in accounts receivable of $2.9 million, an increase in accounts payable and accrued expenses of $5.2 million, a decrease in prepaid expenses of $1.1 million, an increase in inventory of $4.2 million and an increase in deferred taxes of $442,000.

Net cash used in investing activities was $35.8 million for the nine months ended September 30, 2000. This is due to $32.4 million spent for the JT USA L. P. acquisition and $3.4 million of purchases of property and equipment.

Net cash provided by financing activities was $27.5 million for the nine months ended September 30, 2000, and was due to the proceeds from borrowings from Brass Eagle's Senior Credit Facility of $28.0 million, bank loan fees of $350,000, reductions of long-term debt of $1.4 million and borrowings from the line of credit of $1.3 million.

PART II: OTHER INFORMATION

Item 3. Senior Credit Facility Covenants

Brass Eagle's Senior Credit Facility includes a covenant requiring that Brass Eagle achieve EBITDA of $10 million for the nine months ended September 30, 2000. Through September 30, Brass Eagle achieved EBITDA of $9.9 million before its one-time charge of $651,000 for strategic initiative expenses, and EBITDA of $9.2 million after this charge. Brass Eagle believes that they will either obtain a waiver of the technical default of the EBITDA covenant for the nine months ended September 30, 2000 under the credit facility or that they will meet the EBITDA covenant for the year ended December 31, 2000 which would cure the default. Until the default is cured Brass Eagle will not be able to receive advances under the revolving credit facility. Brass Eagle is in compliance with all other Senior Credit Facility covenants.

Item 6.  Exhibits and Reports on Form 8-K

     The following exhibits are filed with this Report:

(a)  Exhibits

Exhibit
Number	Description of Document

11	Statement of Computation of Earnings Per Share

27	Financial Data Schedule

______________________________________________________________________________

(b)  Reports on Form 8-K:

The Company filed a Current Report on Form 8-K on July 13, 2000 to report the acquisition of substantially all of the assets of JT USA, L. P. of Chula Vista, California. The Company filed an Amended Current Report on Form 8-K / A on September 11, 2000 to include certain historical and pro forma financial statements related to the JT USA acquisition.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Brass Eagle Inc.

Date: November 13, 2000	By: /s/ J. R. Brian Hanna
J. R. Brian Hanna
Vice President-Finance and Chief Financial Officer and Treasurer
(on behalf of the Registrant and as the Registrant's principal Financial and Accounting Officer)

EXHIBIT INDEX

    The following exhibits are filed with this Report:

NUMBER	DESCRIPTION OF DOCUMENT

11	Statement of Computation of Earnings Per Share

27	Financial Data Schedule

BRASS EAGLE INC.

Exhibit 11

STATEMENT OF COMPUTATION OF EARNINGS PER SHARE

(In thousands except share and per share data)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2000	1999	2000	1999
Basic Net Income Per Share
Net income available to common
stockholders	$ 2,017	$ 1,972	$ 4,371	$ 7,034
	=========	=========	=========	=======
Weighted average common shares
outstanding	7,137,304	7,248,424	7,136,173	7,246,875
	=========	=========	=========	=======
Basic net income per share	$ 0.28	$ 0.27	$ 0.61	$ 0.97
	=========	=========	=========	=======

Diluted Net Income Per Share
Net income available to common
stockholders	$ 2,017	$ 1,972	$ 4,371	$ 7,034
	=========	=========	=========	=======
Pro forma basic weighted average
common shares outstanding	7,137,304	7,248,424	7,136,173	7,246,875
Add dilutive effect of stock options	380,643	431,443	387,200	449,462
Weighted average dilutive common
shares outstanding	7,517,947	7,679,867	7,523,373	7,696,337
	=========	=========	=========	=======
Diluted net income per share	$ 0.27	$ 0.26	$ 0.58	$ 0.91
	=========	=========	=========	=======