Form 10-Q/A
period 2000-09-30
BRASS EAGLE INC
filed 2001-01-18
CIK 1046112

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

Signatures

BRASS EAGLE INC.

Brass Eagle is filing this Amended Quarterly Report on Form 10-Q / A for the quarterly period ended September 30, 2000 to clarify language in the Management's Discussion and Analysis of Financial Condition and Results of Operations. No change is being made to Brass Eagle's reported results of operations for the third quarter, and the corresponding financial statements are not being amended.

The clarifications to the Management's Discussion and Analysis of Financial Condition and Results of Operations appear in the "Net Sales", "Gross Profit", and "Operating Expenses" sections of both the Three Month Period and Ninth Month Period discussions.

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

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

Net Sales.  Net sales increased by 53.0% to $23.1 million for the three months ended September 30, 2000 compared to $15.1 million in the three months ended September 30, 1999. The increase in net sales was due primarily to the acquisition of JT USA. In addition, sales of new markers that became available for sale in the third quarter of 2000 contributed to the sales increase.

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

Gross Profit.  Gross profit as a percentage of net sales increased to 41.4% for the three months ended September 30, 2000 as compared to 40.0% for the three months ended September 30, 1999. The increase was due primarily to cost savings resulting from Brass Eagle manufacturing masks as a result of its acquisition of JT USA on June 30, 2000 versus purchasing masks for resale prior to that date.

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

Operating Expenses.  Operating expenses increased by 75.9% to $5.1 million in the three months ended September 30, 2000 compared to $2.9 million in the three months ended September 30, 1999. The increase was primarily due to additional administrative and selling expenses associated with the J T USA Inc. operations and additional amortization of goodwill associated with the acquisition of JT USA L. P. The administrative and selling expenses for Challenge Park Xtreme also contributed to the increase.

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

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

Net Sales. Net sales increased by 6.4% to $54.9 million for the first nine months of 2000 compared to $51.6 million for the first nine months of 1999. The increase in net sales was due to the acquisition of JT USA.

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

Gross Profit. Gross profit as a percentage of net sales decreased to 37.1% for the first nine months of 2000 compared to 41.1% for the first nine months of 1999. The decrease was in part due to a change in sales mix of existing products. The decrease was less significantly due to Brass Eagle discounting certain products in preparation for the introduction of new products.

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

Operating Expenses. Operating expenses increased by 23.8% to $12.5 million in the first nine months of 2000 compared to $10.1 million in the first nine months of 1999. The increase was primarily due to additional administrative and selling expenses associated with the J T USA Inc. operations. The administrative and selling expenses for Challenge Park Xtreme also contributed to the increase.

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

Item 6.  Exhibits and Reports on Form 8-K

     The following exhibits are filed with this Report:

(a)  Exhibits

Exhibit
Number	Description of Document

11	Statement of Computation of Earnings Per Share (incorporated by reference to Exhibit 11 to Form 10-Q for the quarter ended September 30, 2000, in 0-23385, filed with the SEC on November 13, 2000)

27	Financial Data Schedule (incorporated by reference to Exhibit 27 to Form 10-Q for the quarter ended September 30, 2000, in 0-23385, filed with the SEC on November 13, 2000)

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

Brass Eagle Inc.

Date: January 17, 2001	By: /s/ J. R. Brian Hanna
J. R. Brian Hanna
Vice President-Finance and Chief Financial Officer and Treasurer
(on behalf of the Registrant and as the Registrant's principal Financial and Accounting Officer)

EXHIBIT INDEX

    The following exhibits are filed with this Report:

NUMBER	DESCRIPTION OF DOCUMENT

11	Statement of Computation of Earnings Per Share (incorporated by reference to Exhibit 11 to Form 10-Q for the quarter ended September 30, 2000, in 0-23385, filed with the SEC on November 13, 2000)

27	Financial Data Schedule (incorporated by reference to Exhibit 27 to Form 10-Q for the quarter ended September 30, 2000, in 0-23385, filed with the SEC on November 13, 2000)