Form 10-K405
period 2000-12-31
BRASS EAGLE INC
filed 2001-03-20
CIK 1046112

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

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

Common Stock

$.01 par value per share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant was $22,934,429 at February 15, 2001. 7,143,135 shares of the registrant's common stock were outstanding as of February 15, 2001.

Documents Incorporated By Reference

Portions of the Proxy Statement for the May 23, 2001, Annual Meeting of Shareholders of the Company (the "2001 Proxy Statement") are incorporated by reference into Part III of this report.

Special Note Regarding Forward-Looking Statements

Certain statements in this filing and in other filings by Brass Eagle with the Securities and Exchange Commission and in press releases, presentations by Brass Eagle or its management and oral statements may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may include statements regarding Brass Eagle's financial position, results of operations, market position, product development, regulatory matters, growth opportunities and growth rates, acquisition and divestiture opportunities, and other similar forecasts and statements of expectation. Words such as expects, anticipates, intends, plans, projects, believes, seeks, estimates, should, will and variations of these words and similar expressions, are intended to identify these forward-looking statements. The statements are not statements of historical fact. Rather, they are based on Brass Eagle's estimates, assumptions, projections and current expectations, and are not guarantees of future performance. Brass Eagle disclaims any obligation to update or revise any forward-looking statement based upon the occurrence of future events, the receipt of new information, or otherwise. The forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of Brass Eagle to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause Brass Eagle's actual results to differ materially from the results, projections and expectations expressed in the forward-looking statements include the following possibilities:

(1)  Intensifying competition, including specifically the intensification of price competition, the entry of new competitors and the introduction of new products by new and existing competitors

(2)  Failure to obtain new customers, retain existing customers or maintain relationships with mass merchandisers

(3)  Inability to carry out marketing and sales plans or to integrate acquired businesses

(4)  Loss of key executives

(5)  General economic and business conditions which are less favorable than expected

(6)  Failure to maintain credit facilities on satisfactory terms

(7)  Unanticipated changes in industry trends.

PART I

ITEM 1:  BUSINESS

General
Brass Eagle, including its predecessor organizations, has manufactured air-powered guns for over 100 years. Brass Eagle, operating as Daisy Manufacturing Company, Inc., began manufacturing paintball markers as a device to mark trees and cattle for commercial purposes in the early 1970s. Daisy manufactured paintball markers under contract for the Nelson Paint Company and remained active in this market until 1993. In 1993, Daisy began manufacturing, marketing and distributing paintball products for sports and recreational use under a royalty arrangement with Brass Eagle, Inc., a Mississauga, Ontario, Canada company ("BEI"). In October 1995, Daisy purchased certain assets, patents, and trademarks, including the Brass Eagle name, from BEI. In September 1997, Daisy changed its name to Brass Eagle Inc. Pursuant to a corporate reorganization effected November 24, 1997, Brass Eagle transferred all of its non-paintball related assets, operations, and liabilities to a newly created subsidiary, Daisy Manufacturing Company, all the stock of which was spun-off to existing Brass Eagle shareholders.

Brass Eagle believes that it is a worldwide leader in the design, manufacture, marketing, and distribution of paintball products, including paintball markers, paintballs, and accessories. Based on market data, compiled in part by Brass Eagle, and management's industry knowledge, Brass Eagle believes it is the only manufacturer with a full line of products that addresses step-by-step price points for beginner, recreational, and competition level paintball participants, and that it is the primary manufacturer to offer paintball products to consumers through easily accessible channels such as mass merchandisers and major sporting goods retailers. As a result of these initiatives, Brass Eagle provides a large consumer base with high quality paintball products and accessories that sell for substantially less than those of its competitors. Based on this market analysis and industry knowledge, Brass Eagle believes that these advances have significantly broadened the paintball industry's consumer base, increased the overall number of paintball participants, and heightened the general awareness of and excitement for the sport.

Approximately 85% of Brass Eagle's sales are to national and regional mass merchandisers, such as Wal-Mart, Kmart, and Meijer, and major sporting goods retailers, such as The Sports Authority and Dick's Clothing and Sporting Goods. Wal-Mart accounted for over 10% of Brass Eagle's sales in 2000. Brass Eagle's products are also sold through sporting goods distributors, specialty distributors of paintball products, and paintball specialty shops. Sales of Brass Eagle's products reflect, in part, a seasonality of market demand. In fiscal 2000 approximately 63% of Brass Eagle's net sales occurred during the six months ended December 31, 2000. Quarterly results may vary from year to year due to the timing of new product introductions, major customer shipments, inventory holdings of significant customers, adverse weather conditions and sales mix of products sold. Accordingly, comparisons of quarterly information of Brass Eagle's results of operations may not be indicative of Brass Eagle's ongoing performance.

On June 30, 2000 Brass Eagle acquired the assets of JT USA, LP of Chula Vista, California, through its subsidiary JT USA Inc. JT USA is a leading manufacturer of protective accessories and apparel for the paintball industry. The JT USA product line, regarded as the benchmark in the industry, includes masks, goggles, active and casual apparel and protective gear primarily distributed through traditional paintball retailers.

JT USA will continue to manufacture its core line of products under the JT label as well as producing masks and accessory products for Brass Eagle. JT USA will retain its headquarters and manufacturing facility in California.

Brass Eagle believes that paintball, as an extreme sport, is positioned to experience continued growth, as the sport becomes available to a broader consumer group. Based on published industry data compiled in part by Brass Eagle and management's knowledge of the industry, Brass Eagle believes that total paintball expenditures, including paintball markers, paintballs, accessories, and playing field fees, were approximately $400 million for 2000 and projects these expenditures to continue to increase in the future. Historically, paintball was played primarily by avid enthusiasts, generally with relatively expensive, high-end paintball markers and accessories. Enthusiasts typically obtained their equipment from a highly-fragmented base of catalogue distributors and specialty retailers. Recently, an increasingly broader group of players, including corporate groups, youth leagues, church organizations and others, have begun participating in paintball. These beginner and recreational players often purchase paintball markers and accessories at mass merchandise stores or sporting goods stores and play paintball several times per year. Brass Eagle believes that its strategy of providing a full range of products at various price and performance points has contributed significantly to the broadening of the industry's consumer base, the increase in the overall number of paintball participants, and the growing acceptance of the sport.

A key component in the continued growth of paintball is the availability of playing facilities. Historically, these facilities have consisted of commercial and private fields, typically located outside urban centers and in rural areas and used primarily by paintball enthusiasts. In order to further develop the market for paintball in more densely populated areas, Brass Eagle is promoting a modular paintball field concept that can be played in a relatively small, self-contained area that can easily be adapted or designed to fit into existing family amusement centers such as go-cart tracks, batting cages and miniature golf courses or as a stand-alone facility. Brass Eagle recently began marketing a version of this concept under the Pursuit Park name. In addition, Brass Eagle believes that a significant number of field operators are upgrading their facilities to cater to the growing number of beginner and recreational players. Many operators are constructing "scenario fields" where mock battlefields, forts, and other props are utilized to provide a fun, exciting, fantasy-like experience.

Brass Eagle, in conjunction with its partners, has developed Challenge Park Xtreme, an extreme sports and entertainment complex that includes numerous paintball fields, a BMX track, an in-line skating rink, skateboarding ramps and mountain biking trails. It is located on 154 acres on the Des Plaines River in Joliet, Illinois. Challenge Park Xtreme opened to the public in October 2000.

Sales by Geographic Area
Brass Eagle sells paintball markers, paintballs, and accessories through major domestic and international retailers and paintball specialty stores. The following summarizes the geographic distribution of Brass Eagle's sales.

	(Dollars In Thousands)
	December 31,
	2000	1999	1998
Revenues
United States	$82,002	$65,371	$73,327
Other geographic areas	$4,678	$2,859	$1,822

Products
Brass Eagle offers a full line of paintball products, including paintball markers, paintballs, and accessories at various price points.

Paintball Markers.  Brass Eagle designs and distributes a full line of paintball markers with a variety of performance characteristics. There are three primary classifications of paintball markers: pump action, semi-automatic and ultra high performance paintball markers. Pump action markers, such as the Brass Eagle's Talon model, are direct descendents of the original "splotch marker" used to mark cattle and trees before the advent of the sport of paintball. These paintball markers use 12 gram CO2 jets, are actuated using a pump action, and usually have a small paintball capacity. Continuous air pump action paintball markers, such as the Tigershark model, differ from a 12 gram paintball marker in that they use a refillable cylinder as a power source and a hopper to feed multiple paintballs into the chamber. Brass Eagle introduced four new pump action markers during 1999. These were the Talon Ghost, Tigershark Crystal, the Blade and the Saber. The Blade and the Saber are two new models in Brass Eagle's all new Next Generation series. While a pump action marker needs to be cocked before each shot, a semi-automatic paintball marker needs to be cocked only once before expelling the first paintball. Thereafter, it expels automatically after each trigger pull. Most organized paintball tournaments are played exclusively with semi-automatic paintball markers. Brass Eagle currently offers four semi-automatic paintball markers: the Stingray II, the Samurai, the Raptor Silver Eagle and the Raptor Xtreme. Brass Eagle introduced the Samurai semi-automatic paintball marker in the Next Generation Series in 2000. Brass Eagle will introduce two new metal semi-automatic markers in the first half of 2001 to meet the demand in this emerging, low-cost, high-performance category. This introduction will include the first marker in the expanding Viewloader product line. JT USA will introduce a new series of markers in 2001 to further leverage the JT brand.

Paintballs.  Paintballs are made of a gelatinous material; the paint is non-toxic, biodegradable and washable. Paintballs are manufactured using an encapsulation process requiring special equipment and certain technical knowledge. Brass Eagle sells its paintballs in multiple colors in packages ranging in size from 100 to 2,000 balls. Brass Eagle began producing 100% of its paintball requirements in the fourth quarter of 1999. The new ViewLoader line of paintballs was successfully test marketed in 2000 with a full product rollout scheduled in 2001. A new line of high-quality paintballs will be introduced under the JT brand in 2001.

Accessory Products.  Brass Eagle markets a broad product line of paintball accessories complementary to its paintball markers and paintballs. These accessory products include goggle systems, paintball hoppers, cleaning squeegees, and refillable CO2 tanks. Goggle systems, a requirement for safe paintball play, are a primary component of Brass Eagle's accessory product line. The goggle systems are designed to provide full face, eye and ear protection.

As a direct result of the JT USA acquisition, Brass Eagle terminated a strategic alliance with Leader Industries of Montreal, Quebec, Canada, a producer of paintball facemasks. As of May 2, 2000, Brass Eagle no longer serves as Leader's exclusive worldwide distributor of facemasks.

Sales and Distribution
Brass Eagle's sales and distribution strategy is revolutionary in the paintball industry. Unlike many of its competitors, Brass Eagle makes its products readily available to mainstream consumers through mass merchandisers, major sporting goods retailers, and specialty retailers. To facilitate its sales and distribution strategy, Brass Eagle maintains a sales and marketing staff, including senior management and in-house sales and marketing personnel, and retains eight independent manufacturer's sales representative organizations to service the United States market. The sales representatives generally offer various lines of sporting goods and have established relationships with retailers in Brass Eagle's targeted distribution channels. These sales representatives operate under standard contracts in defined geographic territories and are contractually prohibited from selling competitors' paintball products.

Growth Strategies
Brass Eagle has developed the following growth strategies to capitalize on its strong brand name, successful products, and operating capabilities:

  Expand Penetration of New and Existing Markets. Brass Eagle's sales and marketing programs are aimed at increasing its presence in its existing markets and expanding into new markets. Brass Eagle believes opportunities continue to exist for increased market penetration into select mass merchandisers and sporting goods specialty stores. In addition, Brass Eagle expects to increase sales to wholesale distributors, which supply their products to other specialty retailers and international markets. Brass Eagle believes that an expansion of product presence in existing outlets will extend its market leadership. Brass Eagle has a direct sales marketing group to reach consumers with unique, branded accessories and apparel. Brass Eagle's amusement sales group is aggressively pursuing new markets such as family entertainment centers using product concepts such as Pursuit Park playing fields.

  Extend Product Offerings Within Existing Brands. Brass Eagle will introduce a new marker and paintball products targeted at traditional market consumers. These products will be marketed under the JT and Viewloader brand names and are expected to provide incremental revenue and earnings by leveraging the value of these brand acquisitions. In addition, these products will be introduced into Brass Eagle's existing distribution network.

  Increase Participation in the Sport of Paintball. Based on market data, compiled in part by Brass Eagle, and management's knowledge of the industry, Brass Eagle believes that its increased marketing efforts and heightened media exposure are helping to promote and grow the sport of paintball. Through high visibility promotional campaigns, such as the Company's "Road To Aruba" International Tournament Series and national network cable television commercial spots on ESPN, ESPN2, MTV and other televised programs, paintball is being introduced to a broader group of potential participants. Brass Eagle is involved in numerous paintball events and promotions and supports the National Professional Paintball League. In addition, Brass Eagle has been featured and has advertised in paintball-related publications. Brass Eagle currently is marketing a modular field concept under the Pursuit Park name through an exclusive distributor in the amusement industry specializing in family entertainment centers. High-speed modular games such as those available in a Pursuit Park provide the beginner, recreational and competition level participant with convenient access to playing fields and the opportunity to participate in an exciting new paintball activity. The modular field concept has been widely accepted in the competition level with the inclusion of Pursuit Park in the 2000 World Paintball Championships in Kissimmee, Florida. Brass Eagle believes that the Pursuit Park product will continue to be an important part of bringing the sport to people of all skill levels.

  Increase International Sales of Paintball Products. Brass Eagle believes that international markets for paintball products and accessories present opportunities for growth and is focusing on expanding retail distribution, especially in the Canadian, European and Mexican markets.

  Increase Product Sales Through Step-By-Step Price Levels. Brass Eagle offers paintball markers to consumers at price points from $35 for beginner products to $200 for recreational and tournament level products. In 2000, Brass Eagle introduced new markers, new players kits and a host of accessories, which are targeted to satisfy the demands of multi-level paintball participants.

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

  Evaluate Strategic Acquisitions and Alliances. Brass Eagle added two additional businesses in 2000. Brass Eagle may, when and if the opportunity arises, acquire other businesses involved in activities or having product lines that are compatible with those of Brass Eagle.

  In 2000, Brass Eagle completed the first phase development of Challenge Park Xtreme, an extreme sports and entertainment complex that includes numerous paintball fields, a BMX track, an in-line skating rink, skateboarding ramps and mountain biking trails. Located on 154 acres on the Des Plaines River in Joliet, Illinois, Challenge Park Xtreme opened to the public in October 2000. Under the terms of the agreement, Brass Eagle owns the majority of a newly formed limited liability company through its subsidiary, Brass Eagle Challenge Park, Inc. Challenge Park Xtreme is expected to be accretive to earnings beginning in fiscal 2001.

  In addition, Brass Eagle completed the acquisition of the assets of JT USA, LP of Chula Vista, California. JT USA is a leading manufacturer of protective accessories and apparel for the paintball industry. The JT USA product line, regarded as the benchmark in the industry, includes masks, goggles, active and casual apparel and protective gear primarily distributed through traditional paintball retailers.

  JT USA will continue to manufacture its core line of products under the JT label as well as produce goggle systems and accessory products for Brass Eagle. JT USA will retain its headquarters and manufacturing facility in California.

  The JT USA acquisition offers the opportunity for increased market share and margin, increased product offerings and further penetration into the traditional market. Furthermore, JT represents a good platform to expand Brass Eagle's business outside of paintball to the broader Extreme Sports market.

  Widely Recognized Brand Names and Distinctive Products. Brass Eagle promotes its brand names and image through focused marketing programs and creative advertising in a variety of U.S. and international paintball publications and via targeted programming on national cable television. Brass Eagle's family of brands and products also receive further promotion through frequent editorial references in paintball and broad based financial and general media publications.

Manufacturing; Strategic Alliances; Backlog
Brass Eagle, in conjunction with certain of its key suppliers, designs all of its paintball markers, goggle system and select accessory items.

Brass Eagle works closely with a variety of vendors to meet its production needs, including machine shops, die casters, and injection molders. Although Brass Eagle has established relationships with its principal suppliers and manufacturing sources, it does not have long-term contracts with any vendors, nor does it maintain multiple simultaneous relationships with vendors for parts, tooling, supplies, or services critical to its manufacturing processes. Brass Eagle believes that alternative vendors are available if necessary and consequently does not believe that the loss of any of these vendors would have a material adverse effect on Brass Eagle and its prospects. Brass Eagle's contractual relationships with its principal suppliers and manufacturing sources are pursuant to Brass Eagle's standard form purchase agreements. Brass Eagle continually reviews its vendor relationships with regard to cost, delivery, and quality.

Brass Eagle had $1.0 million and $1.7 million in current and future open orders as of February 25, 2001 and 2000 respectively.

Competition
Brass Eagle believes that paintball competes in the highly competitive extreme sports segment of the sports and recreation industry. This segment includes mountain biking, snowboarding, alpine and cross-country snow skiing, water skiing, in-line skating, and skateboarding. In the paintball market, Brass Eagle believes that it competes primarily on the basis of price and product performance. There can be no assurance, however, that any number of new competitors, some of which may have significantly greater financial and organizational resources than Brass Eagle, will not emerge in the future as the market for paintball products develops further, or that the present competitors of Brass Eagle will not be able to compete more successfully in the future.

In order for Brass Eagle to maintain or grow its market share and profitability, it must continue to develop the market for paintball while competing successfully with others in the extreme sports segment of the sports and recreation industries, as well as with other current and potential paintball product manufacturers.

Intellectual Property
Brass Eagle currently holds patents in the United States and Canada on most of its paintball markers. In addition, Brass Eagle acquired four patents as part of its 1999 acquisition of the assets of CM Support, Inc. These patents are mainly related to loaders used to feed paintballs into the marker. A number of patents and trademarks were also acquired as part of the 2000 acquisition of the assets of JT USA, L. P. There can be no assurance that current or future patent protection will prevent competitors from offering competing products, that any issued patents will be upheld, or that patent protection will be granted in any or all of the countries in which applications are currently pending or granted on the breadth of the description of the invention. Brass Eagle also has trademark registrations for its name and the name of many of its products in the United States and both registrations and applications in Canada. Although Brass Eagle believes that patents are useful in maintaining its competitive position, it considers other factors, such as their brand name, ability to design innovative products, technical and marketing expertise, and customer service to be its primary competitive advantages.

Due to considerations relating to, among other things, cost, delay, or adverse publicity, there can be no assurance that Brass Eagle will elect to enforce its intellectual property rights in any particular instance. Brass Eagle is not currently a party to any material intellectual property litigation.

Brass Eagle's competitors have also obtained and may continue to obtain patents on certain features of their products, which may prevent or discourage Brass Eagle from offering such features on its products; this, in turn, could result in a competitive disadvantage to Brass Eagle.

Environmental Matters
Brass Eagle is subject to federal, state, and local laws, regulations, and ordinances that (1) govern activities or operations that may have adverse environmental effects (such as emissions to air, discharges to water, and the generation, handling, storage, transportation, treatment, and disposal of solid and hazardous wastes) or (2) impose liability for cleaning up or remediating contaminated property (or the cost thereof), including damages from spills, disposals, or other releases of hazardous substances or wastes in certain circumstances without regard to fault. Brass Eagle's manufacturing operations routinely involve the handling of small amounts of chemicals and wastes, some of which are or may become regulated as hazardous substances. Brass Eagle has not incurred, and does not expect to incur, any significant expenditures or liabilities for environmental matters. As a result, Brass Eagle believes that its environmental obligations will not have a material adverse effect on its operations or financial position.

Government Regulation
Paintball products are within the jurisdiction of the United States Consumer Products Safety Commission (CPSC) and other federal, state, and foreign regulatory bodies. Under CPSC regulations, a manufacturer of consumer goods is obligated to notify the CPSC if, among other things, the manufacturer becomes aware that one of its products has a defect that could create a substantial risk of injury. If the manufacturer has not already undertaken to do so, the CPSC may require a manufacturer to recall a product, which may involve product repair, replacement, or refund. Brass Eagle is not currently aware of any CPSC activity that is likely to result in the recall of a Brass Eagle product.

Brass Eagle did undertake a voluntary recall of the Xtreme Vision 280 Paintball Mask manufactured by Leader in April 1998, due to several incidents of cracked lenses. Brass Eagle believes the problem has been corrected and that this product now meets all ASTM standards. Leader has paid all costs of the recall.

Brass Eagle understands that certain local and foreign jurisdictions have legislation that prohibits retailers from selling certain product categories that are or may be sufficiently broad enough to include paintball markers. Although Brass Eagle is not aware of any state or federal initiatives to enact comparable legislation, there can be no assurance that such legislation will not be enacted in the future.

The American Society for Testing and Materials (ASTM), a non-governmental self-regulating association, has been active in developing voluntary standards regarding paintball fields, paintball face protection, and paintball markers. Brass Eagle representatives are active on the relevant ASTM subcommittees and in developing the relevant safety standards. Brass Eagle does not believe that any current or pending ASTM standards will have a material adverse effect on Brass Eagle's cost of doing business.

Adverse publicity relating to the sport of paintball, or publicity associated with actions by the CPSC or others expressing concern about the safety or function of Brass Eagle's products or its competitor's products (whether or not such publicity is associated with a claim against Brass Eagle or results in any action by Brass Eagle or the CPSC), could have a material adverse effect on Brass Eagle's reputation, brand image, or markets, any of which could have a material adverse effect on Brass Eagle or its prospects.

Foreign Sales and Operations
Brass Eagle's foreign sales and operations are subject to the usual risks that may affect such sales and operations. These include, among other things, currency fluctuations, changes in local economic conditions, uncertain political environments, and changes in foreign regulations and restrictions. Brass Eagle believes that its current foreign sales and operations are predominately in countries where such risks are not likely to be material. For certain financial information regarding Brass Eagle's international sales, see "Sales by Geographic Area" above.

Employees
As of December 31, 2000, Brass Eagle employed approximately 304 full-time employees. In addition, Brass Eagle utilizes additional temporary personnel in its assembly operations to meet production demand when necessary. Brass Eagle is not a party to any labor agreements, and none of its employees are represented by a labor union. Brass Eagle considers its relationship with its employees to be excellent.

ITEM 2:  PROPERTIES
The following table sets forth certain information as of December 31, 2000 relating to Brass Eagles' principal properties:

	PURPOSE /	APPROXIMATE	OWNED OR
LOCATION	PRODUCTS	SIZE (SQ. FT.)	LEASED
Bentonville, Arkansas	Sales & Administrative Office	14,040	Owned
Chula Vista, California	Distribution of Masks; Sales & Administrative Office	27,820	Leased
Granby, Missouri	Manufacturing Facility - Markers	32,000	Leased
Joliet, Illinois	CPX Extreme Sports Park Attractions and Facilities	5,500	Owned
Neosho, Missouri	Distribution Center	63,000	Leased
Neosho, Missouri	Manufacturing Facility - Paintballs	31,000	Leased
Neosho, Missouri	Returns Center	9,000	Leased

Brass Eagle has lease renewal options on the distribution facility and the paintball manufacturing facility in Neosho, Missouri. There is an option to buy the distribution center and offices in Chula Vista, California. The lease on the Granby facility expired December 10, 2000 and is now leased on a month to month basis.

Brass Eagle believes that its facilities are generally suitable for their present and intended purposes and adequate for their current and expected levels of operations.

ITEM 3:  LEGAL PROCEEDINGS
Due generally to the occasional misuse of paintball products, Brass Eagle is a defendant in product liability lawsuits from time to time. At this time, there are 9 product liability lawsuits pending against Brass Eagle. To date, all claims and lawsuits against Brass Eagle either have been, or are expected to be, resolved without any material or adverse effect on Brass Eagle or its prospects.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE AND SECURITY HOLDERS
No matter was submitted to a vote of stockholders during the fourth quarter of 2000.

EXECUTIVE OFFICERS OF THE COMPANY

E. Lynn Scott	46

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

J. R. Brian Hanna	48

Mr. Hanna has been Vice President - Finance, Chief Financial Officer and Treasurer of Brass Eagle since December 1997. Prior to that, he was employed at GSW for 14 years where he served as Vice President Finance - Chief Financial Officer from 1991 to November 1997; Director of Marketing from 1988 to 1991; Treasurer from 1986 to 1988; Manager of Internal Audit from 1983 to 1986.

Mark A. Skrocki	41

Mr. Skrocki joined Brass Eagle in August 1999 as Sr. Vice President - Sales. Mr. Skrocki brings extensive experience in sales and marketing management in the sporting goods industry. He came to Brass Eagle from Silstar Corp. of America, Inc., a manufacturer and distributor of fishing rods and reels, where he was Director of Sales and Marketing and later Vice President of Sales and Marketing from 1989 to July 1999. Prior to that, Mr. Skrocki was with Tasco Sales, Inc., an optics company that serves the sporting goods industry, from 1987 to 1989. Prior to Tasco, he served in several management functions at Shakespeare Company, a fishing industry manufacturer, from 1983 to 1987.

Charles Prudhomme	49

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

Steven R. DeMent	43

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

Steven R. Cherry	44

Mr. Cherry has been Vice President, Product Development of Brass Eagle since its inception in September 1997. Prior to that, he served as Director of Product Development of Daisy from May 1995 to August 1997. Mr. Cherry served as a liaison between Daisy's paintball sales and manufacturing groups. He served with Daisy as Product Manager from October 1990 to May 1995; as Manufacturing Engineering Manager from June 1988 to October 1990; and Chief Industrial Engineer from June 1986 to June 1988.

John D. Flynn	51

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

PART II

ITEM 5:  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information
Brass Eagle's Common Stock trades on The Nasdaq Stock Market under the symbol "XTRM". The following table sets forth the high and low recorded sale prices of the Common Stock during the periods indicated as reported by Nasdaq:

	2000		1999
	High	Low	High	Low
First Qtr.	7.375	4.500	18.125	15.375
Second Qtr.	6.750	3.625	26.500	17.250
Third Qtr.	5.500	2.875	19.000	12.000
Fourth Qtr.	7.938	3.625	13.375	4.125

Shareholders
On February 15th, 2001, there were 7,143,135 shares of Brass Eagle's Common Stock outstanding which was held by approximately 1,100 record and street name holders.

Cash Dividends
Brass Eagle has not paid any dividends during the years ended December 31, 2000 and 1999, nor does it expect to pay a cash dividend in the foreseeable future.

ITEM 6:  SELECTED FINANCIAL DATA

The following table presents selected historical financial data of Brass Eagle. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical financial statements and notes hereto included in this report. The inter-period comparability of the data presented is materially affected by the acquisitions that Brass Eagle has completed since 1996.

	Year Ended December 31,
	(Dollars in thousands except per share data.)
	2000	1999	1998	1997	1996
Statement of Operations Data:
Net Sales	$ 86,760	$ 68,230	$ 75,149	$ 36,139	$13,838
Operating Income	14,979	12,680	13,090	6,062	1,744
Net Income	8,668	8,185	8,195	3,636	882
Diluted Earnings Per Share	1.15	1.07	1.07	0.69	0.18

Balance Sheet Data (at period end):
Total Assets	$ 95,816	$ 48,445	$ 41,430	$ 36,229	$ 9,269
Long Term Debt, Less Current Maturities	19,615	0	0	0	1,892

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the "Selected Financial Data" and the Financial Statements and the related notes thereto, which are included elsewhere in this report.

General
Based on market data compiled in part by Brass Eagle and management's knowledge of the industry, Brass Eagle believes that it is a worldwide leader in the design, manufacture, marketing and distribution of paintball products. Brass Eagle's sales have grown rapidly, from $13.8 million in 1996, to $86.8 million in 2000. Based on this market data and industry knowledge, Brass Eagle believes that its growth has been due to demand from consumers through mass merchandisers and major sporting goods retailers for Brass Eagle's products. Brass Eagle believes that opportunities for growth continue to exist worldwide and will seek to increase market awareness both nationally and internationally. Although growth opportunities remain, there can be no assurance that growth will occur.

Brass Eagle's gross profits have increased from $4.2 million in 1996 to $33.5 million in 2000. Brass Eagle's gross profit percentages have increased because of increased volume while maintaining a consistent overhead structure, reduced raw material cost due to volume discounts, the commencement of paintball manufacturing and the purchase of the assets of JT USA, L. P.

Results of Operations

The following table sets forth operations data as a percentage of sales for the periods indicated.

	2000	1999	1998
Sales	100.0%	100.0%	100.0%
Cost of Sales	61.4%	61.7%	65.5%
Gross Profit	38.6%	38.3%	34.5%
Operating Expenses	21.3%	19.7%	17.1%
Operating Income	17.3%	18.6%	17.4%
Net Income	10.0%	12.0%	10.9%

Year Ended December 31, 2000, Compared To Year Ended December 31, 1999.

Net Sales. Net sales increased by 27.3% to $86.8 million in 2000 from $68.2 million in 1999. The increase in net sales was primarily due to the increase in the popularity of the sport resulting in increased sales to our customers. In addition, sales increased due to the acquisition of JT USA.

Domestic sales increased by 25.5% to $82.1 million (or 94.6% of sales) in 2000 from $65.4 million (or 95.9% of sales) in 1999. International sales increased by 67.9% to $4.7 million (or 5.4% of sales) in 1999 from $2.8 million (or 4.1% of sales) in 1999. The increase in international sales was due to increased sales to Canadian customers.

Gross Profit. Gross profit as a percentage of net sales increased to 38.6% in 2000 compared to 38.3% in 1999. The increase was due primarily to cost savings resulting from Brass Eagle manufacturing masks, as a result of its acquisition of the assets of JT USA on June 30, 2000, versus purchasing masks for resale prior to that date.

Operating Expenses. Operating expenses increased by 38.1% to $18.5 million in 2000 compared to $13.4 million in 1999. The increase was primarily due to additional administrative, selling and amortization expense associated with JT USA operations. The pre-opening expenses for Challenge Park also contributed to the increase. During the third quarter Brass Eagle incurred non-recurring strategic initiative expenses of $651,000 in connection with a proposed acquisition of Brass Eagle, which was terminated by Brass Eagle. Operating expenses were also higher due to increased incentive compensation and increased professional services. These increases were offset by reductions in promotional expense and the closing of the Mississippi Retail Store.

Operating Income. Operating income increased by 18.1% to $15.0 million in 2000 from $12.7 million in 1999. The increase was primarily due to higher unit sales volume and improved gross profit percentages. Operating income as a percentage of sales was 17.3% in 2000 compared to 18.6% in 1999. The decrease as a percentage of sales was due to increased operating expenses.

Interest. Brass Eagle recorded net interest expenses of $1.0 million for 2000 compared to net interest income of $190,000 in 1999. The increase in net interest expense was due to the establishment of a term loan of $28.0 million in connection with the JT USA acquisition.

Income Tax Rate. Brass Eagle's effective federal and state income tax rate was 38.2% for 2000 and 36.4% for 1999. The increase in the income tax rate is due to higher effective state taxes primarily from the acquisition of the assets of JT USA, L. P., in California, a higher state tax jurisdiction.

Recent Results. Net sales in the fourth quarter of 2000 increased by 90.4% to $31.8 million as compared to $16.7 million in the fourth quarter of 1999. This increase in sales was primarily due to increased sales to mass merchandising customers due to a strong holiday season and the JT USA acquisition.

Gross profit as a percentage of net sales increased to 41.0% in the fourth quarter of 2000 versus 29.5% in the fourth quarter of 1999. This increase was primarily due to a shift in the mix of products sold during the quarter. A secondary reason for the margin improvement was cost savings resulting from Brass Eagle manufacturing masks as a result of the JT USA acquisition and sourcing of some products in Mexico.

Operating expenses increased 60.6% to $5.3 million in the fourth quarter of 2000 from $3.3 million in the fourth quarter of 1999 reflecting the increased variable costs associated with the increase in revenues and increased selling, administrative and amortization expenses associated with the JT USA operations.

Year Ended December 31, 1999, Compared To Year Ended December 31, 1998

Net Sales. Net sales decreased by 9.2% to $68.2 million in 1999 compared to $75.1 million in 1998. The decrease in sales was primarily due to a decision made by our domestic mass merchandise customers to reduce their inventories as a consequence of a decline in the rate of growth of retail sales. This change allowed our mass merchandise customers to optimize their inventory turnover and minimize their investment in inventory. A secondary reason for the sales decrease was a reduction in the number of initial stockings of new customer retail locations where the company's products are offered.

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

Gross Profit. Gross profit as a percentage of net sales increased to 38.3% in 1999 from 34.5% in 1998. This increase was primarily due to increased purchasing efficiencies resulting from reduced raw material cost for component parts achieved through volume discounts, which were in effect for the most or all of 1999 versus a portion of 1998. In addition, the margins in 1999 benefited from increased production of paintballs versus purchasing paintballs for resale. Also, 1998 cost of sales included the absorption of approximately $667,000 of start up costs associated with Brass Eagle's new paintball manufacturing facility that commenced production in the fourth quarter of 1998.

Operating Expenses. Operating expenses increased by 4.7% to $13.4 million in 1999 compared to $12.8 million in 1998. This increase from 17.1% of sales to 19.7% of sales was a result of additional promotional expenses, additional amortization associated with acquiring certain assets from C. M. Support in January, 1999, increased costs of product development and increased advertising. These increases were offset by reductions in incentive compensation, outside services and provisions for bad debt.

Operating Income. Operating income decreased by 3.1% to $12.7 million in 1999 compared to $13.1 million in 1998. The decrease was primarily due to decreased unit sales volume and increased operating expenses. Operating income as a percentage of sales was 18.6% in 1999 compared to 17.4% in 1998. The increase as a percentage of sales was due to increased gross profit margins.

Interest. Brass Eagle recorded net interest income of $190,000 for 1999 compared to net interest income of $338,000 in 1998. The change was primarily due to a reduction of cash in short-term investments associated with funds expended to build and equip Brass Eagle's new paintball facility completed during 1998 and the acquisition of certain assets from C. M. Support in January, 1999.

Income Tax Rate. Brass Eagle's effective federal and state income tax rate was 36.4% for 1999 and 39% for 1998. The decrease in the income tax rate is due to Brass Eagle qualifying for certain Missouri enterprise zone tax credits.

Liquidity and Capital Resources.

At December 31, 2000 Brass Eagle had working capital of $21.6 million and at December 31, 1999 had working capital of $26.7 million. Brass Eagle had in place a $40.0 million Senior Credit Facility with Bank of America as of December 31, 2000. On February 1, 2001 this Credit Facility was modified to adjust the availability under the revolving line of credit to $5.5 million and adjust certain restrictive covenants. Brass Eagle is currently in compliance with all restrictive covenants of the Credit Facility.

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

In June of 2000 Brass Eagle completed the acquisition of substantially all of the assets of JT USA, L. P. of Chula Vista, California for $32.0 million in cash. In addition, Brass Eagle spent approximately $374,000 in closing costs for the purchase. The assets involved included all patent and trademark rights, molds, tools and dies used to produce product, all product lines, a lease of real property in Chula Vista, California, substantially all existing contracts, licenses and permits, all inventory, all accounts receivable and goodwill. The assets are owned by Brass Eagle's newly formed subsidiary, JT USA Inc.

In January of 1999, Brass Eagle acquired certain assets of CM Support, Inc. of Dallas, Texas for $5.0 million in cash. The assets acquired were patents, trademarks, fixed assets and inventory. Brass Eagle plans 2001 capital expenditures of approximately $2.6 million for the expansion and improvement of manufacturing capacity. In addition, Brass Eagle acquired selected assets of Nittan, Inc., a manufacturer of CO2 jets for $2.3 million. The acquisition is expected to result in improved margins through the integration of the CO2 jet production into Brass Eagle's operations.

Net cash provided by operating activities for 2000 was $10.3 million, which consisted primarily of net income of $8.7 million, depreciation and amortization expense of $2.9 million, a decrease in "Due From Affiliate" of $94,000, an increase in accounts payable and accrued expenses and prepaid expense of $8.8 million, a net decrease in accounts receivable of $7.3 million, an increase in inventory of $2.4 million, and an increase in deferred taxes of $479,000. Net cash provided by operating activities for 1999 was $6.3 million, which consisted primarily of net income of $8.2 million, depreciation and amortization expense of $1.5 million, an increase in "Due From Affiliate" of $193,000, a decrease in accounts payable and accrued expenses and prepaid expense of $1.5 million, a net decrease in accounts receivable of $1.4 million, an increase in inventory of $3.6 million, and a decrease in deferred taxes of $550,000.

Net cash used in investing activities in 2000 was $38.8 million. This was due to the acquisition of the assets of JT USA, L. P. of $32.4 million and the purchase of property and equipment of $6.4 million. Net cash used in investing activities in 1999 was $9.5 million. This was due to the acquisition of C. M. Support, Inc. of $5.0 million and the purchase of property and equipment of $4.5 million.

During 2000, Brass Eagle spent $4.7 million to complete the construction of Challenge Park Xtreme. During 1999, Brass Eagle purchased a new office building, including furniture and fixtures, for $1.3 million and spent approximately $1.1 million for tooling costs for two new markers.

Net cash provided by financing activities was $28.7 million for 2000 and was due to the proceeds from borrowings from Brass Eagle's Credit Facility of $28.0 million, reduction of long-term debt of $2.8 million, borrowings from the line of credit of $3.9 million, bank loan fees of $350,000, and issuance of stock of $19,000. Net cash used in financing activities was $484,000 for 1999 and was due to the purchase of treasury stock of $543,000, offset by the issuance of common stock of $59,000.

New Accounting Pronouncements

FASB Interpretation Number 44 "Accounting for Certain Transactions Involving Stock Compensation"

On March 31, 2000, the Financial Accounting Standards Board (FASB) issued interpretive guidance on several implementation issues related to APB Opinion 25 on accounting for stock issued to employees. For purposes of applying Opinion 25, an individual would be considered an employee if the company granting the options has sufficient control over the individual as to establish an employer - employee relationship. The relationship is based on case law and IRS regulations. The FASB granted an exception to this definition for elected outside members of the board of directors.

Under ABP Opinion 25, fixed option plans for employees - that is, those plans whose terms, including price and number of shares granted, remain the same throughout the duration of the plan - have no compensation expense associated with the options when the exercise price is equal to the fair value of the stock at the grant date. That is an exception to the general requirement that all awards to employees in which the number of shares or the exercise price may change do have an element of compensation expense under Opinion 25. When a company directly or indirectly reprices options, it has changed the terms of the plan, which would make it a variable plan under Opinion 25. The interpretation is generally effective beginning July 1, 2000. The interpretation applies prospectively on July 1, 1999 to new awards granted after December 15, 1998 for purposes of applying the definition of employee.

In November 1999, Brass Eagle repriced certain options granted to employees after December 15, 1998. Brass Eagle did not recognize compensation expense under ABP Opinion 25 during the third quarter of 2000 because the company's stock price at that time did not exceed the repriced stock price of $8.0 per share for these options. If in the future Brass Eagle's stock price exceeds the repriced stock price of $8.0 per share Brass Eagle will recognize compensation expense.

SFAS No. 133 "Accounting For Derivative Instruments And Hedging Activities"

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities", this statement establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In June 1999, the FASB issued SFAS No. 137, which deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. Brass Eagle's adoption of SFAS No. 133 on January 1, 2001 resulted in recording the fair value of the interest rate swap of $439,000 ($271,000 net of the tax effect) as a liability in the balance sheet. The fair value of Brass Eagle's term debt is approximately $25.7 million as of December 31, 2000.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Brass Eagle is exposed to market risk, from changes in interest rates. Brass Eagle holds a derivative instrument in the form of an interest rate swap, which is viewed as a risk management tool and is not used for trading or speculative purposes. The intent of the interest rate swap is to effectively fix the interest rate on part of the borrowings under Brass Eagle's term debt. Quantitative disclosures relating to financial instruments and debt are included in the tables below.

The following table provides information on Brass Eagle's fixed maturity investments as of December 31, 2000 that are sensitive to changes in interest rates. The table also presents the debt upon which an interest rate swap agreement was entered. Since the interest rate swap effectively fixes the interest rate on the notional amount of debt, changes in interest rates have no current effect on the interest expense recorded by Brass Eagle on the portion of the debt covered by the interest rate swap.

Liability	Amount	Maturity Date
Variable rate debt	$25.2 million	June 30, 2005
Interest rate swap notional amount (Amount included in $25.2 million)	$14.0 million	August 29, 2003

ITEM 8:  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT AUDITORS

Board of Directors
Brass Eagle Inc.
Bentonville, Arkansas

We have audited the accompanying consolidated balance sheets of Brass Eagle Inc. (Brass Eagle) as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Brass Eagle Inc. as of December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                                               Crowe, Chizek and Company LLP

Oak Brook, Illinois
January 26, 2001, except for
Notes 4 and 18 as to which the dates
are February 1, 2001 and March 5,
2001 respectively.

CONSOLIDATED BALANCE SHEETS
(In thousands except share data)
December 31, 2000 and 1999

	2000	1999
ASSETS
Current assets
Cash and cash equivalents	$ 3,457	$ 3,185
Accounts receivable - less allowance for doubtful accounts of
$393 in 2000 and $357 in 1999	25,881	16,888
Due from affiliate	326	420
Inventories	14,003	9,224
Prepaid expenses and other current assets	790	1,831
Deferred income taxes	1,780	1,040
Total current assets	46,237	32,588

Property, plant and equipment, net	14,911	9,239

Other assets:
Other assets	325	0
Intangible assets, net	34,343	6,618
	$ 95,816	$ 48,445
	==========	=========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Revolving credit facility	$ 3,860	$ 0
Accounts payable	7,340	3,139
Accrued expenses	7,853	2,739
Current maturities of long-term debt	5,607	0
Total current liabilities	24,660	5,878

Long-term debt, less current maturities	19,615	0
Deferred income taxes	821	560

Stockholders' equity:
Common stock, $.01 par value; 10,000,000 shares authorized, 7,258,290 issued and 7,138,590 outstanding in 2000 7,249,087 issued and 7,129,387 outstanding in 1999	73	72
Additional paid-in capital	25,802	25,758
Retained earnings	25,388	16,720
Treasury stock, 119,700 shares at cost	(543)	(543)
	50,720	42,007
	$ 95,816	$ 48,445
	==========	========
See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)
Years ended December 31, 2000, 1999, and 1998

	2000	1999	1998
Net sales	$ 86,760	$ 68,230	$ 75,149

Cost of sales	53,305	42,119	49,253

Gross profit	33,455	26,111	25,896

Operating expenses:
Strategic initiative expense	651	0	0
Selling & marketing	11,473	10,096	8,162
General & administrative	5,062	2,803	4,428
Amortization expense	1,290	532	216
	18,476	13,431	12,806

Operating income	14,979	12,680	13,090

Minority interest	50	0	0
Interest income	347	190	370
Interest expense	(1,354)	0	(32)
	(957)	190	338
Income before income taxes	14,022	12,870	13,428

Provision for income taxes	5,354	4,685	5,233

Net income	$ 8,668	$ 8,185	$ 8,195
	=======	=======	=======

Basic earnings per share	$ 1.21	$ 1.13	$ 1.13
	=======	=======	=======

Diluted earnings per share	$ 1.15	$ 1.07	$ 1.07
	=======	=======	=======
See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands except share data)
December 31, 2000, 1999 and 1998

	Common Stock		Additional
			Paid-In	Treasury	Retained
	Shares	Amount	Capital	Stock	Earnings	Total
Balance, December 31, 1997	7,225,121	$ 72	$ 25,631	$ 0	$ 452	$26,155
Stock options exercised	22,331	0	12	0	0	12
Common stock repurchased	(7,345)	0	(4)	0	(112)	(116)
Issuance of common stock	1,844	0	28	0	0	28
Net income	0	0	0	0	8,195	8,195
Balance, December 31, 1998	7,241,951	72	25,667	0	8,535	34,274
Stock options exercised	2,100	0	23	0	0	23
Purchase of treasury shares	(119,700)	0	0	(543)	0	(543)
Issuance of common stock	5,036	0	68	0	0	68
Net income	0	0	0	0	8,185	8,185
Balance, December 31, 1999	7,129,387	$ 72	$ 25,758	$ (543)	$ 16,720	$42,007
Issuance of common stock	9,203	1	44	0	0	45
Net income	0	0	0	0	8,668	8,668
Balance, December 31, 2000	7,138,590	$ 73	$ 25,802	$ (543)	$ 25,388	$50,720
	=======	======	=======	======	======	======

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
Years ended December 31, 2000, 1999, and 1998

	2000	1999	1998
Cash flows from operating activities
Net Income	$ 8,668	$ 8,185	$ 8,195
Adjustments to reconcile net income to net cash
from operating activities
Deferred income taxes	(479)	550	(916)
Depreciation and amortization	2,892	1,453	1,535
Provision for doubtful accounts	50	98	507
Minority interest	(50)	0	0
Stock compensation expense	26	32	27
Loss on disposition of equipment	67	0	0
Changes in assets and liabilities net of effects of acquisitions
Accounts receivable	(7,384)	1,285	(7,091)
Inventories	(2,418)	(3,572)	(2,023)
Prepaid expenses and other assets	1,259	(472)	(167)
Accounts payable and accrued expenses	7,575	(1,065)	669
Due from affiliate	94	(193)	1,797
Net cash from operating activities	10,300	6,301	2,533
Cash flows from investing activities
Purchases of property and equipment	(6,388)	(4,468)	(5,322)
Proceeds from sale of equipment	8	0	0
Acquisition of C. M. Support, Inc.	0	(5,000)	0
Net proceeds from sales of securities available-for-sale	0	0	12,659
Acquisition of J. T. USA LP	(32,374)	0	0
Net cash from investing activities	(38,754)	(9,468)	7,337
Cash flows from financing activities
Bank loan fees	(350)	0	0
Distribution to Daisy	0	0	(2,737)
Payments on long-term debt	(2,803)	0	(698)
Proceeds on long-term debt	28,000	0	0
Exercise of stock options less amount forfeited for taxes	0	0	(103)
Purchase of treasury stock	0	(543)	0
Issuance of stock	19	59	0
Net proceeds from line of credit	3,860	0	0
Net cash from financing activities	28,726	(484)	(3,538)
Net change in cash	272	(3,651)	6,332
Cash at beginning of year	3,185	6,836	504
Cash at the end of year	$ 3,457	$ 3,185	$ 6,836
	=======	=======	========
See accompanying notes to consolidated financial statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies and practices followed by Brass Eagle Inc. (Brass Eagle) are as follows:

Description of Business: Brass Eagle is a leading manufacturer of paintball markers, paintballs, protective eyewear, hoppers and other paintball accessories. Brass Eagle sells its products through major domestic and international retailers and paintball specialty stores.

Principles of Consolidation: The consolidated financial statements include the accounts of Brass Eagle Inc., its wholly-owned subsidiaries and its investments in affiliates that are greater than fifty percent. All significant inter-company accounts and transactions have been eliminated.

Revenue Recognition and Warranty: Brass Eagle recognizes revenue upon shipment of product. Brass Eagle's products provide for warranties ranging from 3 months to 12 months. The accrued warranty obligation is provided at the time of product sale based on management estimates, which are developed from historical information and certain assumptions about future events, which are subject to change.

Cash and Cash Equivalents: Cash includes cash, time deposits, and highly liquid investments with original maturities of 3 months or less.

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

Assets are depreciated over the estimated useful life of the assets, ranging from three to thirty-nine years, using the straight-line method. Amortization of leasehold improvements is based on the shorter of the lease term or the useful life, using the straight-line method.

Pre-opening costs: Pre-opening costs are expensed as incurred. Pre-opening costs associated with the opening of Challenge Park Extreme in 2000 are included in selling and marketing and general and administrative expenses for the year ended December 31, 2000. These costs were approximately $349.

Intangible Assets: Intangible assets, including the Brass Eagle name and goodwill associated with the JT USA, L. P. and CM Support acquisitions are stated at amortized cost. Intangible assets are being amortized over the useful life of the assets, primarily 15 to 20 years on a straight-line basis. Accumulated amortization was $2,516 and $1,226 as of December 31, 2000 and 1999, respectively. Brass Eagle acquired certain intangible assets in exchange for $100 of trade receivables in the year ended December 31, 1998.

The valuation of intangible assets is reviewed on an ongoing basis by comparing the unamortized cost of the asset to the related projected undiscounted revenue streams. Any impairment is charged to operations in the period determined.

Financial Instruments: The carrying value of accounts receivable and accounts payable approximates fair value because of the short maturity of these items.

Brass Eagle adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended on June 29, 2000, on January 1, 2001. Brass Eagle entered into an interest rate swap to convert a portion of the floating rate debt to a fixed rate. Brass Eagle formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives used in the hedging transaction is highly effective in offsetting changes in the cash flows of the hedged item. Adoption of SFAS No. 133 on January 1, 2001 resulted in recording the fair value of the interest rate swap of $439 ($271 net of the tax effect) as a liability in the balance sheet. The offsetting adjustment will be reported in the statement of other comprehensive income.

Advertising Costs: Advertising costs are expensed as incurred. Advertising costs included in selling and marketing expenses were $539, $625 and $519 for the years ended December 31, 2000, 1999 and 1998, respectively.

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

Use of Estimates in the Preparation of Financial Statements: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates include the allowance for doubtful accounts, warranty reserve and reserve for slow moving inventory.

NOTE 2 - INVENTORIES

Inventories consist of the following components:

	2000	1999
Finished goods	$ 8,697	$ 5,527
Raw materials	5,306	3,697
Total inventory	$ 14,003	$ 9,224
	========	========

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following major classifications:

	2000	1999
Land	$ 742	$ 150
Buildings	2,371	1,033
Autos	81	0
Tools and dies	4,864	3,265
Manufacturing equipment	4,176	3,184
Park amusement and infrastructure	2,446	0
Leasehold improvements	1,538	1,499
Office equipment	1,695	1,431
	17,913	10,562
Accumulated depreciation and amortization	(4,606)	(3,021)
	13,307	7,541
Construction in progress	1,604	1,698
	$ 14,911 ========	$ 9,239 =======

Depreciation expense was $1,602, $921 and $1,342 for the years ended December 31, 2000, 1999 and 1998 respectively.

NOTE 4 - CREDIT FACILITY & LONG-TERM DEBT BORROWINGS

On June 30, 2000, Brass Eagle signed a credit agreement for a Senior Credit Facility of $40.0 million. The Senior Credit Facility is comprised of a $10.0 million revolving credit facility ($3,860 outstanding at December 31, 2000), a $2.0 million term loan and a $28.0 million term loan for the acquisition of substantially all of the assets of JT USA, L. P. On February 1, 2001 the agreement was modified to adjust the availability under the revolving line of credit to $5.5 million and adjust certain restrictive covenants. The funds available under the revolving credit facility are limited to eligible accounts receivable and inventory, as defined, up to a maximum of $5.5 million. The credit facility is secured by all real property exclusive of Brass Eagle's investment in Challenge Park LLC.

The loan requires quarterly principal payments of $1.4 million and matures in June 2005. Borrowings bear interest as designated by Brass Eagle at either the bank's prime rate (Adjusted up to prime plus 1.50% based on Brass Eagles' leverage ratio) or LIBOR (plus 1.25% to 2.50% based on Brass Eagle's leverage ratio).

Long-term debt maturities including other term debt maturities are as follows:

2001	$ 5,607
2002	5,608
2003	5,607
2004	5,600
2005	2,800
25,222
Less Current Maturities	5,607
$19,615
=====

The agreement, including the amendment executed on February 1, 2001 includes certain restrictive covenants including maintaining a minimum net worth of $40.0 million at time of borrowing plus 75% of net income, a leverage ratio of 2.25 through September 30, 2000 and 2.00 thereafter, a fixed charge coverage ratio of 2.25 from March 31, 2001 to September 30, 2001 and 2.50 at December 31, 2001 and beyond, minimum EBITDA of $17.5 million for the year ended December 31, 2000. The agreement also limits capital expenditures to $4.0 million in 2000, excluding expenditures for Challenge Park Extreme and to $4.5 million in 2001 excluding the Nittan assets described in Note 18. Brass Eagle was in compliance with these covenants at December 31, 2000.

In addition, the agreement provides for an excess cash flow recapture requirement for the first two years of the agreement equal to 50% of the excess cash flow over fixed charges not to exceed $750.

Financing costs incurred are capitalized and are amortized over the five-year life of the loan.

Cash paid during the years ended December 31, 2000, 1999 and 1998 for interest was $1,279, $0 and $62, respectively.

NOTE 5 - INTEREST RATE SWAP

Brass Eagle entered into an interest rate swap agreement to hedge future cash flows for interest payments on $14.0 million of term debt on August 31, 2000. Under the terms of the swap agreement, Brass Eagle will pay a fixed rate on $14.0 million of borrowings under the term note agreement. The swap agreement runs for three years through August 29, 2003. The fair value of the hedge at December 31, 2000 is ($439). The fair value of Brass Eagle's term debt is approximately $25.7 million as of December 31, 2000.

NOTE 6 - LEASES

Brass Eagle leases its manufacturing and warehousing facilities and certain operating equipment under operating leases, which expire from March, 2001 to December, 2007. Rent expense approximated $568, $483 and $327, for the years ended December 31, 2000, 1999 and 1998 respectively. Total minimum rentals under noncancelable operating leases over future years as of December 31, 2000 are as follows:

2001	$ 492
2002	450
2003	356
2004	333
2005	109
Thereafter	11
$ 1,751
======

NOTE 7 - INCOME TAXES

The income tax provision is comprised of the following:

	December 31,
	2000	1999	1998
Current payable	$ 5,833	$ 4,135	$ 6,149
Deferred income taxes	(479)	550	(916)
	$ 5,354	$ 4,685	$ 5,233
	========	======	======

Income tax expense is reconciled to the tax expense that would result from applying regular statutory rates to pretax income as follows:

	December 31,
	2000	1999	1998
Income taxes at the statutory rate at 34%	$ 4,770	$ 4,375	$ 4,566
State taxes, net of federal benefit and state tax credits and other	584	310	667
	$ 5,354	$ 4,685	$ 5,233
	=========	=======	=======

Deferred tax assets are comprised of the following:

	2000	1999
Deferred tax assets resulting from
Accounts receivable allowance	$ 150	$ 137
Accrued warranty	800	478
Inventory valuation	370	199
Stock options	114	114
Accrued discounts and promotions	367	174
Other accruals	217	52
	2,018	1,154
Deferred tax liabilities from depreciation and amortization	(1,059)	(674)
Net deferred tax asset	$ 959	$ 480
	==========	=======

Cash paid during the years ended December 31, 2000, 1999 and 1998 for taxes was $3,041, $5,435 and $6,412, respectively.

NOTE 8 - EMPLOYEE BENEFIT PLANS

Brass Eagle sponsors an employee savings plan under section 401(k) of the Internal Revenue Code. The plan covers substantially all employees. Employees may elect to contribute to the plan a portion of their eligible pretax compensation up to certain limits as specified in the plan. Brass Eagle also makes annual contributions to the plan. Amounts contributed by Brass Eagle to the plan amounted to $93, $65 and $42 in 2000, 1999 and 1998 respectively.

All full-time employees of Brass Eagle were eligible to participate in the Employee Stock Purchase Plan. Under the terms of the plan, employees can elect to have up to 10% of their annual earnings withheld to purchase up to 250 shares of Brass Eagle common stock. The plan purchased 3,759 and 4,183 shares of Brass Eagle common stock for the plan years ended December 31, 2000 and 1999, respectively. This plan terminated January 1, 2001.

NOTE 9 - DUE FROM AFFILIATE

The due from affiliate represents the net amount resulting from certain transactions between Brass Eagle and New Daisy subsequent to the initial public offering. During 2001, Brass Eagle anticipates no significant activity with Daisy. The balance at December 31, 2000 and 1999 included amounts related to tax attributes in accordance with the tax allocation agreement.

NOTE 10 - ACQUISITIONS

On June 30, 2000 Brass Eagle completed the acquisition of substantially all of the assets of JT USA, L. P. of Chula Vista, California, for $32.0 million in cash. In addition, Brass Eagle spent approximately $374 for closing costs for the purchase. The assets involved included all patent and trademark rights, molds, tools and dies used to produce product, all existing product lines, a lease of real property in Chula Vista, California, substantially all existing contracts, licenses and permits, all inventory, all accounts receivable and goodwill. The assets will be owned by Brass Eagle's newly formed subsidiary, JT USA Inc.

The purchase price of $32.4 million was allocated as follows:

(in thousands)

Current assets	$ 4,448
Property and equipment	798
Liabilities	(1,803)
Net assets acquired	3,443

Excess of cost over fair value	28,931
Purchase price	$ 32,374
========

The $28.9 million of goodwill asset is being amortized over 20 years.

The following unaudited pro forma information presents a summary of the results of operations of Brass Eagle as if the acquisition had occurred on January 1, 1999 (in thousands, except for per share data):

	YEAR ENDED	YEAR ENDED
	DECEMBER 31, 2000	DECEMBER 31, 1999
Net sales	$ 94,712	$ 81,120
Operating income	15,952	14,281
Net income	8,683	7,963

Net income per share:
Basic	$ 1.22	$ 1.10
Diluted	1.15	1.04

Weighted average shares outstanding:
Basic	7,136,648	7,246,026
Diluted	7,522,141	7,670,664

These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have resulted had the acquisition occurred on the date indicated, or may result in the future.

On January 4, 1999 Brass Eagle acquired certain assets of C. M. Support, Inc. of Dallas, Texas for $5.0 million in cash. The assets acquired were patents, trademarks, fixed assets and inventory. The acquisition was accounted for as a purchase with approximately $4.6 million allocated to intangible assets and $.4 million allocated to equipment and inventory.

NOTE 11 - MAJOR CUSTOMERS

Customers accounting for 10% or more of Brass Eagle's sales for the periods presented are as follows:

	December 31,
	2000	1999	1998
Customer A	62%	56%	63%
Customer B	4%	15%	15%
	66%	71%	78%
	===	===	===

Accounts receivable balances from these customers were approximately $20,619 and $12,299 at December 31, 2000 and 1999 respectively.

NOTE 12 - RELATED PARTY TRANSACTIONS

Purchases: Brass Eagle purchases certain raw material requirements from two companies related through common ownership. Purchases from these companies were $5,014 and $1,467 for years ended December 31, 2000 and 1999 respectively. In addition, Brass Eagle paid $108 and $653 for tooling from these companies for the years ended December 31, 2000 and 1999 respectively. Brass Eagle did not purchase from these related parties prior to 1999.

Marketing and Related Services: Brass Eagle, through its investment in Challenge Park Xtreme, LLC, sources certain marketing and related services from one of the LLC members. The value of these services were $186 for the year ended December 31, 2000.

Administrative Services Agreement: Brass Eagle and New Daisy entered into an administrative services agreement effective as of November 24, 1997, which expired December 31, 1998. Pursuant to this agreement, New Daisy provided Brass Eagle with certain legal, administrative, and computer information services for the year ended December 31, 1998 in the amount of $182.

Tax Allocation Agreement: Brass Eagle and New Daisy entered into a Tax Allocation Agreement effective as of November 24, 1997. The Tax Allocation Agreement provides generally that Brass Eagle and New Daisy shall compute their separate federal and state tax liabilities as if they had always filed separate returns for each taxable period. Brass Eagle and New Daisy have agreed to reimburse each other for any reduction or increase in the tax obligation caused by the use of tax attributes allocable to the other. The significant tax attributes allocable include the gain on the spin-off of New Daisy, including the effects of revoking Daisy's LIFO election as of the beginning of 1997, net operating losses generated by Daisy, and the potential benefits upon future exercises of stock options. Daisy owed Brass Eagle $326 and $420 December 31, 2000 and 1999 respectfully under the terms of agreement.

NOTE 13 - SALES BY GEOGRAPHIC AREA

Brass Eagle sells paintball markers, paintballs, and accessories through major domestic and international retailers and paintball specialty stores. The following summarizes the geographic distribution of Brass Eagle's sales:

	December 31,
	2000	1999	1998
Revenues
United States	$ 82,082	$ 65,371	$ 73,327
Other geographic areas	4,678	2,859	1,822

NOTE 14 - EMPLOYEE STOCK OPTIONS

Brass Eagle applies APB Opinion No. 25 and related interpretations in accounting for its stock options. FASB Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) was issued by the FASB; and if fully adopted, changes the method for recognition of cost on plans similar to those of Brass Eagle. Adoption of SFAS 123 is optional; however, pro forma disclosures as if Brass Eagle adopted the cost recognition requirements under SFAS 123 are presented below.

Brass Eagle has 848,027 options outstanding at December 31, 2000, 583,291 of which are held by Brass Eagle employees. The remaining 264,736 options were granted to Daisy employees, including approximately 236,824 options held by Marvin Griffin, Chairman of the Board of Directors of Brass Eagle and Daisy. Options totaling 425,800 are outstanding from grants under Brass Eagle's 1997 Stock Option Plan. The remaining 422,227 shares were granted under plans established by Daisy prior to the reorganization. The options granted under the Daisy plans were converted to options to purchase Brass Eagle's common stock effective with the reorganization.

The 1997 stock option plan, as amended on December 18, 2000 has reserved 607,700 shares to be granted to key employees and consultants at the discretion of the Compensation Committee of the Board of Directors. No options may be issued for less than the fair market value at the date of grant. Options granted under the plan are exercisable at such times and at such terms, as the Compensation Committee shall determine. All options granted under the plan to date vest equally over a four-year period. The options under this plan expire ten years after the date of grant.

On November 19, 1999 Brass Eagle repriced options granted in 1999 and 1998 from $15.25 and $15.50 a share to $8.00 a share. No compensation expense was recorded at that time because the modified exercise price equaled or exceeded the fair market value of the options on the repricing date. In accordance with FASB Interpretation Number 44, the repricing of the options changed the repriced options from fixed to variable. As a result, compensation expense will be recognized in future periods based on fluctuations in the market price of Brass Eagle stock above $8 per share.

The following table summarizes information about outstanding stock options held at December 31, 2000.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Contract Life - Years	Weighted Average Exercise Price	Number Exercisable At December 31, 2000	Weighted Average Exercise Price
$ 0.56	422,227	2	$ 0.56	422,227	$ 0.56
$ 4.37	73,145	10	$ 4.37	0	$ 4.37
$8 - $12	352,655	8	$ 9.21	160,629	$ 9.99
	848,027			582,856
	=======			======

Information regarding the Brass Eagle and Daisy employees participating in the plans above for the years ended December 31, 2000, 1999 and 1998 restated for the option revaluations are shown below:

	Number of Shares
	Held by Daisy Employees	Held by Brass Eagle Employees	Total	Weighted Average Exercise Price
				($)
Options outstanding at December 31, 1997	298,232	325,196	623,428	3.57
Granted	0	21,000	21,000	8.00
Forfeited	0	(15,520)	(15,520)	(11.00)
Exercised	(22,331)	0	(22,331)	(0.56)
Other	(11,165)	11,165	0	0
Options outstanding at December 31, 1998	264,736	341,841	606,577	4.25
Granted	0	248,225	248,225	8.00
Forfeited	0	(5,000)	(5,000)	8.00
Exercised	0	(2,100)	(2,100)	11.00
Options outstanding at December 31, 1999	264,736	582,966	847,702	5.30
Granted	0	73,145	73,145	4.37
Forfeited	0	(72,820)	(72,820)	(8.90)
Options outstanding at December 31, 2000	264,736	583,291	848,027	4.89
	======	=======	=======	======

No compensation expense was recorded under APB Opinion No. 25 for the years ended December 31 in 2000, 1999 and 1998 because the exercise price equaled or exceeded the fair market value of the options on the dates of grant.

If compensation cost for Brass Eagle's stock option plan had been determined based upon the fair value at the grant date for options awarded in the years ended December 31, 1998 through 2000 under this plan consistent with the methodology prescribed under SFAS 123, including the compensation expense in conjunction with repricing certain 2000, 1999 and 1998 options, Brass Eagle's pro forma net income and basic and diluted earnings per share would have differed from amounts reported as follows:

	2000	1999	1998
Net income as reported	$ 8,668	$ 8,185	$ 8,195
Pro forma net income	8,262	7,671	7,931

Basic earnings per share as reported	$ 1.21	$ 1.13	$ 1.13
Pro forma basic earnings per share	1.16	1.06	1.10
Diluted earnings per share as reported	1.15	1.07	1.07
Pro forma diluted earnings per share	1.10	1.01	1.04

The fair value of options was estimated at the date of grant or repricing using the following weighted average assumptions:

	2000	1999	1998
Risk-free interest rate	5.20%	5.10% and 6.40%	5.60%
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	60.00%	60.00%	60.00%
Weighted average expected life	4 years	4 years	4 years

The weighted average fair value of options granted in the years ended December 31, 1998 through 2000 were $5, $4 and $2 per share, respectively.

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

NOTE 15 - BASIC AND DILUTED EARNINGS PER SHARE

Basic earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share has been computed by dividing net income by the basic shares outstanding plus the weighted average outstanding stock options during the periods presented. Certain stock options granted in 1999 and 1998 are anti-dilutive and for purposes of calculating the diluted earnings per share these options have been excluded. These shares may become dilutive in the future.

A reconciliation of the numerators and denominators of the basic earnings per share and diluted earnings per share for the years ended December 31, 2000, 1999, and 1998 are presented below:

	2000	1999	1998
Basic earnings per share
Net income available to common stockholder	$ 8,668	$ 8,185	$ 8,195
	=======	=======	=======

Weighted average common shares outstanding	7,136,648	7,246,026	7,239,092

Basic earnings per share	$ 1.21	$ 1.13	$ 1.13
	=======	=======	=======

	2000	1999	1998
Diluted earnings per share
Net income available to common stockholders'	$ 8,668	$ 8,185	$ 8,195
	=======	=======	=======

Basic weighted average common shares
outstanding	7,136,648	7,246,026	7,239,092
Add dilutive effect of stock options	385,493	424,638	432,853

Weighted average dilutive common shares outstanding	7,522,141	7,670,664	7,671,945
	=======	=======	=======

Diluted earnings per share	$ 1.15	$ 1.07	$ 1.07
	=======	=======	=======

NOTE 16 - COMMITMENTS AND CONTINGENCIES

Due generally to the risks associated with the misuse of paintball products, Brass Eagle is a defendant in product liability lawsuits. To date, all claims and lawsuits have been resolved without any material cost or a material adverse effect on Brass Eagle and its prospects. In addition, Brass Eagle does not expect any pending claims to have a material adverse effect when settled.

NOTE 17 - QUARTERLY FINANCIAL DATA (UNAUDITED)
	First	Second	Third	Fourth
Quarter Ended 2000	Qtr.	Qtr.	Qtr.	Qtr.
Net Sales	$ 15,027	$ 16,765	$ 23,125	$ 31,843
Gross Profit	4,830	5,986	9,575	13,064
Operating Income	1,142	2,325	3,795	7,717
Income before Income Taxes	1,299	2,461	3,226	7,036
Net Income	812	1,542	2,017	4,297

Earnings Per Share:
Basic	0.11	0.22	0.28	0.60
Diluted	0.11	0.21	0.27	0.57

	First	Second	Third	Fourth
Quarter Ended 1999	Qtr.	Qtr.	Qtr.	Qtr.
Net Sales	$ 19,004	$ 17,416	$ 15,141	$ 16,669
Gross Profit	7,396	7,746	6,049	4,920
Operating Income	3,591	4,387	3,114	1,588
Income before Income Taxes	3,656	4,442	3,155	1,617
Net Income	2,230	2,832	1,972	1,151

Earnings Per Share:
Basic	0.31	0.39	0.27	0.16
Diluted	0.29	0.37	0.26	0.15

Strategic Initiative Expenses. During the third quarter of 2000 Brass Eagle terminated discussions with a prospective buyer regarding the potential acquisition of Brass Eagle. Brass Eagle incurred one-time, strategic initiative expenses of $651,000, or $0.05 per share in connection with the proposed transaction, a portion of which represents expenses of the prospective buyer reimbursed by Brass Eagle as previously agreed. The fourth quarter of 1999 and first quarter of 2000 was impacted by promotional pricing in anticipation of new product offerings and inventory management by Brass Eagle's mass merchandising customers.

NOTE 18 - SUBSEQUENT EVENT

On March 5, 2001 Brass Eagle purchased machinery and equipment from Nittan, Inc., a manufacturer of CO2 jets, for $2.3 million in cash and may utilize a portion of the $2.0 million term loan under the Credit Facility to finance this transaction in the future. Brass Eagle was a significant customer of Nittan.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to general instruction G(3) of the instructions to Form 10-K, information concerning Brass Eagle's executive offices is included under the caption "Executive Officers of Brass Eagle" at the end of Part I of this Report. The remaining information required by this Item appears under the caption "Election of Directors, Nominees" in the 2001 Proxy Statement and under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2001 Proxy Statement, which information is incorporated herein by reference.

ITEM 11:  EXECUTIVE COMPENSATION

The information required by this Item appears under the caption "Compensation of Directors and Executive Officers" in the 2000 Proxy Statement, which information is incorporated herein by reference.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item appears under the caption "Principal Stockholders" in the 2001 Proxy Statement and under the caption "Equity Ownership of Directors and Executive Officers" in the 2001 Proxy Statement, which information is incorporated herein by reference.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item appears under the heading "Certain Transactions" in the 2001 Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed as a part of this Report:

1.  Financial Statements.

The following financial statements of the registrant are included in Part II of this report:

          Report of Independent Auditors

          Consolidated Balance Sheets as of December 31, 2000 and 1999

          Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998

          Consolidated Statements of Shareholders' Equity for years ended December 31, 2000, 1999 and 1998

          Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

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

10(ii)	Lease Agreement between Ozark Terminal, Inc. and Registrant dated December 9, 1997 (incorporated by reference to Exhibit 10(vii) to Form 10-K for the year ended 12/31/97, in 0-23385)
10(iii)

First Amendment to Lease Agreement between Ozark Terminal, Inc. and Registrant dated September 14, 1999 (incorporated by reference to Exhibit 10(i) to Form 10-Q for the quarter ended September 30, 1999, in 0-23385).

10(iv)	Lease Agreement between Leroy Locke & Bonnie Locke and Registrant dated August 1, 1998 (incorporated by reference to Exhibit 10(i) to Form 10-Q for the quarter ended September 30, 1998, in 0-23385)
10(v)	Employment Agreement between E. Lynn Scott and Registrant dated as of September 15, 1997 (incorporated by reference to Exhibit 10(ix) to Registration Statement No. 333-36179).
10(vi)	1997 Stock Option Plan (incorporated by reference to Exhibit 10(iii) to Form 10-Q for the quarter ended September 30, 1997, in 0-23385).
10(vii)	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10(iv) to Form 10-Q for the quarter ended September 30, 1997, in 0-23385).
10(viii)

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

10(x)	Form of continuing Guaranty (incorporated herein by reference to Exhibit 10(xiv) to Registration Statement No. 333-36179).
10(xi)

Tax Allocation Agreement between Brass Eagle Inc. and Daisy Manufacturing Company dated November 24, 1997 (incorporated by reference to Exhibit 10(vii) to Form 10-Q for the quarter ended September 30, 1997, in 0-23385).

10(xii)	Change-of-Control Agreement between Brass Eagle Inc. and Steve Cherry effective May 17, 1999 (incorporated by reference to Exhibit 10(i) to Form 10-Q for the quarter ended June 30, 1999, in 0-23385).
10(xiii)	Change-of-Control Agreement between Brass Eagle Inc. and Steve DeMent effective May 17, 1999 (incorporated by reference to Exhibit 10(i) to Form 10-Q for the quarter ended June 30, 1999, in 0-23385).
10(xiv)	Change-of-Control Agreement between Brass Eagle Inc. and John D. Flynn effective May 17, 1999 (incorporated by reference to Exhibit 10(i) to Form 10-Q for the quarter ended June 30, 1999, in 0-23385).
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

10(xviii)

Change-of-Control Agreement between Brass Eagle Inc. and Mark Skrocki effective November 9, 1999 (incorporated by reference to Exhibit 10(xxi) to Form 10-K for the year ended December 31, 1999, in 0-23385).

10(xix)	Operating Agreement of Challenge Park Xtreme, LLC effective November 10, 1999 (incorporated by reference to Exhibit 10(xxii) to Form 10-K for the year ended December 31, 1999, in 0-23385)
10(xx)

Second Amendment to Lease Agreement between Ozark Terminal, Inc. and Registrant dated April 1, 2000 (incorporated by reference to Exhibit 10(i) to Form 10-Q for the quarter ended March 31, 2000, in 0-23385)

10(xxi)

Credit Agreement between Brass Eagle Inc. and Bank of America, N. A., as Administrative Agent, effective June 30, 2000 (incorporated by reference to Exhibit 10(i) to Form 10-Q for the quarter ended June 30, 2000, in 0-23385)

10(xxii)	Amendment to Brass Eagle Inc. 1997 Stock Option Plan adopted November 20, 1997 and Amended December 18, 2000
10(xxiii)	Lease and Option to Purchase Agreement between JT USA Inc. and John Ross Gregory and Rita Ann Gregory, effective July 1, 2000.
10(xxiv)	First Amendment to Credit Agreement between Brass Eagle Inc. and Bank of America, N. A., as Administrative Agent, effective February 1, 2001.
11	Statement of Computation of Earnings Per Share
21	Subsidiaries of the Registrant
23	Consent of Independent Auditors
24	Powers of Attorney

Listed below are the executive compensation plans and arrangements currently in effect and which are required to be filed as exhibits to this Report

-  Employment Agreement between E. Lynn Scott and Brass Eagle, Inc.

-  1997 Stock Option Plan

-  Employee Stock Purchase Plan

4.  Reports on Form 8-K

    Brass Eagle filed no Current Reports on Form 8-K during the fourth quarter of 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRASS EAGLE INC.
(Registrant)

By: /s/ E. Lynn Scott
E. Lynn Scott
President and Chief Executive Officer
Date: March 15, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ E. Lynn Scott	President, Chief Executive Officer, and Director	March 15, 2001
E. Lynn Scott	(Principal Executive Officer)

*	Chairman of the Board of Directors	March 15, 2001
Marvin W. Griffin

*	Director	March 15, 2001
Anthony J. Dowd

*
H. Gregory Wold	Director	March 15, 2001

*
Robert P. Sarrazin	Director	March 15, 2001

*
C. Miles Schmidt, Jr.	Director	March 15, 2001

/s/ J. R. Brian Hanna	Vice President - Finance, Chief Financial officer, and Treasurer	March 15, 2001
J. R. Brian Hanna	(Principal Financial and Accounting Officer)

*By         /s/ J. R. Brian Hanna
               Attorney-in-fact

J. R. Brian Hanna, by signing his name hereto, does sign this document on behalf of each of the persons indicated above pursuant to powers of attorney duly executed by such persons, exhibits filed hereto.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
For the Three years in the Period Ended December 31, 2000
(Dollars In Thousands)

Column A	Column B	Column C			Column D	Column E
		Additions
	Balance at	Charged to	Charged to			Balance at
	Beginning	Costs and	Other			End of
Description	Of Period	Expenses	Accounts		Write Offs	Period
	($)	($)	($)		($)	($)
Allowance for doubtful Accounts:
Year Ended December 31, 2000	357	50	65	*	79	393
Year Ended December 31, 1999	479	98	0		220	357
Year Ended December 31, 1998	118	507	0		146	479

Warranty Reserve:
Year Ended December 31, 2000	1,248	5,924	0		5,083	2,089
Year Ended December 31, 1999	1,167	3,936	0		3,855	1,248
Year Ended December 31, 1998	910	3,342	0		3,085	1,167

* Collections of previously charged off amounts and impact of JT USA, LP acquisition.

EXHIBIT INDEX

The following exhibits are filed with this Report or are incorporated herein by reference to previously filed material:

Number in Exhibit Table	Exhibit
3(i)	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(i) to Form 10-Q for the quarter ended September 30, 1997, in 0-23385)
3(ii)	By-laws (incorporated by reference to Exhibit 3(ii) to Form 10-Q for the quarter ended September 30, 1997, in 0-23385).
10(i)

Assignment, Assumption and Indemnification Agreement effective as of November 24, 1997 between Registrant and Daisy Manufacturing Company (incorporated by reference to Exhibit 10(i) to Form 10-Q for the quarter ended September 30, 1997, in 0-23385).

10(ii)	Lease Agreement between Ozark Terminal, Inc. and Registrant dated December 9, 1997 (incorporated by reference to Exhibit 10(vii) to Form 10-K for the year ended 12/31/97, in 0-23385)
10(iii)

First Amendment to Lease Agreement between Ozark Terminal, Inc. and Registrant dated September 14, 1999 (incorporated by reference to Exhibit 10(i) to Form 10-Q for the quarter ended September 30, 1999, in 0-23385).

10(iv)	Lease Agreement between Leroy Locke & Bonnie Locke and Registrant dated August 1, 1998 (incorporated by reference to Exhibit 10(i) to Form 10-Q for the quarter ended September 30, 1998, in 0-23385)
10(v)	Employment Agreement between E. Lynn Scott and Registrant dated as of September 15, 1997 (incorporated by reference to Exhibit 10(ix) to Registration Statement No. 333-36179).
10(vi)	1997 Stock Option Plan (incorporated by reference to Exhibit 10(iii) to Form 10-Q for the quarter ended September 30, 1997, in 0-23385).
10(vii)	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10(iv) to Form 10-Q for the quarter ended September 30, 1997, in 0-23385).
10(viii)

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

10(x)	Form of continuing Guaranty (incorporated herein by reference to Exhibit 10(xiv) to Registration Statement No. 333-36179).
10(xi)

Tax Allocation Agreement between Brass Eagle Inc. and Daisy Manufacturing Company dated November 24, 1997 (incorporated by reference to Exhibit 10(vii) to Form 10-Q for the quarter ended September 30, 1997, in 0-23385).

10(xii)	Change-of-Control Agreement between Brass Eagle Inc. and Steve Cherry effective May 17, 1999 (incorporated by reference to Exhibit 10(i) to Form 10-Q for the quarter ended June 30, 1999, in 0-23385).
10(xiii)	Change-of-Control Agreement between Brass Eagle Inc. and Steve DeMent effective May 17, 1999 (incorporated by reference to Exhibit 10(i) to Form 10-Q for the quarter ended June 30, 1999, in 0-23385).
10(xiv)	Change-of-Control Agreement between Brass Eagle Inc. and John D. Flynn effective May 17, 1999 (incorporated by reference to Exhibit 10(i) to Form 10-Q for the quarter ended June 30, 1999, in 0-23385).
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

10(xviii)

Change-of-Control Agreement between Brass Eagle Inc. and Mark Skrocki effective November 9, 1999 (incorporated by reference to Exhibit 10(xxi) to Form 10-K for the year ended December 31, 1999, in 0-23385).

10(xix)	Operating Agreement of Challenge Park Xtreme, LLC effective November 10, 1999 (incorporated by reference to Exhibit 10(xxii) to Form 10-K for the year ended December 31, 1999, in 0-23385)
10(xx)

Second Amendment to Lease Agreement between Ozark Terminal, Inc. and Registrant dated April 1, 2000 (incorporated by reference to Exhibit 10(i) to Form 10-Q for the quarter ended March 31, 2000, in 0-23385)

10(xxi)

Credit Agreement between Brass Eagle Inc. and Bank of America, N. A., as Administrative Agent, effective June 30, 2000 (incorporated by reference to Exhibit 10(i) to Form 10-Q for the quarter ended June 30, 2000, in 0-23385)

10(xxii)	Amendment to Brass Eagle Inc. 1997 Stock Option Plan adopted November 20, 1997 and Amended December 18, 2000
10(xxiii)	Lease and Option to Purchase Agreement between JT USA Inc. and John Ross Gregory and Rita Ann Gregory, effective July 1, 2000.
10(xxiv)	First Amendment to Credit Agreement between Brass Eagle Inc. and Bank of America, N. A., as Administrative Agent, effective February 1, 2001.
11	Statement of Computation of Earnings Per Share
21	Subsidiaries of the Registrant
23	Consent of Independent Auditors
24	Powers of Attorney

EXHIBT 10 (xxii)

BRASS EAGLE INC.

EXHIBIT A
AMENDMENT TO
BRASS EAGLE INC.
1997 STOCK OPTION PLAN
Adopted November 20, 1997
Amended December 18, 2000

    THIS AMENDEMENT to the 1997 Brass Eagle, Inc. Stock Option Plan is made by the Board pursuant to the right to amend the Plan reserved in Section 7.8 of the Plan. Effective December 18, 2000, the Plan is amended in the following respects:

    1.  Section 1 of the Plan is amended to provide as follows:

        Brass Eagle, Inc. (hereinafter referred to as the "Company") established the 1997 Stock Option Plan (the "Plan") to promote the interests of the Company and its shareholders through the (i) attraction and retention of executive officers, other key employees and consultants essential to the success of the company; and (ii) enabling of such employees and consultants to share in the long-term growth and success of the Company. The Company subsequently amended the Plan to increase the maximum aggregate number of shares that may be issued pursuant to Awards made under the Plan and to eliminate Incentive Stock Options as permitted Awards under the Plan. The Plan permits the grant of Nonqualified Stock Options.

    2.  Section 2.3 of the Plan is amended to provide as follows:
        "Award" means individually or collectively, a grant under this Plan on Nonqualified Stock Options.

    3.  Section 2.25 of the Plan is amended to provide as follows:
        "Option" means a Nonqualified Stock Option.

     4.  Section 5.1 of the Plan is amended to provide as follows:

         Number of Shares. Subject to adjustment as provided in Section 5.4 herein, the maximum aggregate number of Shares that may be issued pursuant to Awards made under the Plan shall not exceed Six Hundred Seen Thousand Seven Hundred (607,700) Shares of Stock. No Participant may receive an Award which would cause such participant to be issued more than 50% of the total number of shares issued over the life of the Plan. Shares of Stock may be available from the authorized, but unissued Shares of Stock or treasury Shares. Except as provided in Sections 5.2 and 5.3 herein, the issuance of Shares in connection with the exercise of, or as other payment for, Awards under the Plan shall reduce the number of Shares available for future awards under the Plan.

     5.  Section 6.1 of the Plan is amended to provide as follows:

         Grant of Stock Options. Subject to the terms and provisions of the Plan and applicable law, the Committee, at any time and from time to time, may grant Options to Key Employees and Consultants as it shall determine. The Committee shall have sole and complete discretion in determining the Option Price (as hereinafter defined), the duration of the Option, the number of Shares to which an Option pertains, any conditions imposed upon the exercisability of the Options, the conditions under which the Options may be terminated, any restrictions upon the Stock awarded pursuant to the exercise of an Option and any such other provisions as may be warranted to comply with the law or rules of any securities trading system or stock exchange. Each Option shall have such specified terms and conditions detailed in an Award Agreement.

BRASS EAGLE INC.

EXHIBIT 10 (xxiii)

BRASS EAGLE INC.

FACILITIES LEASE AND OPTION TO PURCHASE AGREEMENT

THIS FACILITIES LEASE AND OPTION TO PURCHASE AGREEMENT (the "Agreement") is made effective this 30th day of June, 2000, by and between JOHN ROSS GREGORY and RITA ANN GREGORY, as Trustees of THE GREGORY FAMILY TRUST under Revocable Trust Agreement dated August 31, 1982 (hereinafter referred to as "Landlord"), and BRASS EAGLE, INC., a Delaware corporation (hereinafter referred to as "Tenant"), who agree as follows:

1.  Premises. Landlord leases to Tenant and Tenant leases from Landlord, pursuant to the terms and conditions set forth herein, those certain premises having an address at 515 Otay Valley Road, Chula Vista, California 91911, and consisting of the real property described on Schedule 1 attached hereto and made a part hereof, together with the buildings, other improvements and fixtures situated thereon and all privileges and easements appurtenant thereto (collectively, the "Premises").

2.  Term and Associated Rights

2.1  Agreement Term. The initial term of this Agreement shall be for a period of sixty (60) months commencing on July 1, 2000 (the "Commencement Date"), and ending on June 30, 2005 (the "Initial Term").

2.2  Option to Extend Term. Landlord hereby grants to Tenant three (3) successive options (each, a "Renewal Option"), to extend the term of this Agreement for successive five (5) year periods (each, a "Renewal Term"). The lease of the Premises during each Renewal Term shall be on all of the same terms and conditions contained herein with respect to the Initial Term, except that monthly rent shall be adjusted as provided in Section 4 below and Tenant shall have no further options to renew the term of this Agreement beyond those stated in this paragraph. Tenant shall be deemed to have exercised each Renewal Option if Tenant does not deliver to Landlord, at least four (4) months prior to the expiration of the Initial Term, or the then current Renewal Term, as the case may be, written notice of its election to terminate this Agreement upon the expiration of the then current term. The Initial Term and each Renewal Term are hereinafter collectively referred to as the "Term." Each consecutive twelve (12) month period during the Term is hereinafter referred to as a "Lease Year."

2.3  Limited Purchase Option; In General. Landlord grants to Tenant an option to purchase the Premises as more fully described in Section 21 of this Agreement.

2.4  Right of First Refusal; In General. Landlord grants to Tenant a right of first refusal to purchase the Premises as more fully described in Section 22 of this Agreement.

3.  Use

3.1  Permitted Uses. Subject to applicable zoning laws, Tenant shall have the right to use the Premises for light manufacturing, warehousing and distribution purposes, and for general office and administration services associated therewith, and any other lawful uses permitted by applicable zoning. Tenant shall not permit the Premises to be used for any other purpose without the prior written consent of Landlord, which consent shall not be unreasonably withheld. Notwithstanding any provision of this Agreement, to the best actual knowledge of Landlord without investigation or inquiry ("Landlord's Best Actual Knowledge"), Landlord represents and warrants to Tenant that the Premises are zoned to permit the use of the Premises for the manufacturing, warehousing and distribution of paintball, motorcross and other sporting goods, equipment, apparel and related products.

3.2  Compliance with Laws. Tenant shall throughout the Term comply with all applicable laws, rules, regulations and ordinances with respect to Tenant's use and occupancy of the Premises.

3.3  Waste; Nuisance. Tenant shall not use the Premises for any unlawful or illegal business, use or purpose, or in any manner to constitute a nuisance of any kind, or for any purpose or in any way in violation of the certificate of occupancy, or of any present or future applicable governmental laws, ordinances, requirements, orders, directions, rules or regulations. Except in the ordinary and customary operation of a Tenant's business operations conducted on the Premises, Tenant shall not use the Premises for sleeping, washing clothes, cooking, or the preparation, manufacture, or mixing of anything that emits any objectionable odor or objectionable noises or lights onto adjacent properties. Tenant shall not cause the floors in the Buildings within the Premises to become overloaded in a manner that will cause damage to the Premises.

3.4  Non-Smoking Building; Smoking Prohibition. Tenant acknowledges and agrees that smoking (including, without limitation, the smoking of cigarettes, cigars, pipes, etc.,) is strictly prohibited in the general office portion of the building located on the Premises (the "Building"). During the Term, Tenant shall comply with and enforce such prohibition against smoking in the Building.

4.  Rent

4.1  Base Rent. During the Term, Tenant shall pay to Landlord as the minimum base monthly rent ("Base Rent") the sum of Fourteen Thousand Dollars ($14,000.00) per month, which sum is subject to possible adjustment as provided in Section 4.2 and in Section 4.3 of this Agreement. All such rent shall be due without deduction, offset, prior notice or demand in lawful money of the United States of America. Except as otherwise provided herein, all monthly installments of Base Rent hereunder shall be payable in advance on the first day of the Term and on the first day of each and every month thereafter during the Term. The monthly Base Rent for any partial month shall be prorated on a per diem basis, based on the actual number of days in such calendar month.

4.2  Periodic Cost-of-Living Adjustment. Subject to the provisions of Section 4.3 below, the Base Rent shall be subject to adjustment commencing July 1, 2003, and each year thereafter on the first day of each July ("the Adjustment Date") during the Term (excepting the first day of July, 2005, 2010 and 2015), as follows:

4.2.1  Index; "Beginning Index"; "Extension Index". The base for computing the adjustment is the Consumer Price Index for All Urban Consumers (base year 1982-1984 = 100) for Los Angeles-Anaheim-Riverside CMSA, published by the United States Department of Labor, Bureau of Labor Statistics ("Index"), which, as applicable, (i) for adjustments in rent during the Initial Term of this Agreement, shall be the Index in effect on the date of the commencement of the Initial Term ("Beginning Index"), and (ii) for adjustments in rent during any Renewal Term of this Agreement, shall be the Index in effect on the date of the commencement of the applicable Renewal Term (also "Beginning Index"). The Index published most immediately preceding the adjustment date in question ("Extension Index") is to be used in determining the amount of the adjustment.

4.2.2  Adjustment. If the applicable Extension Index exceeds the applicable Beginning Index, the Base Rent for the following twelve (12) month period (until the next rent adjustment) shall be set by multiplying the Base Rent set forth in Section 4.1 (as such Base Rent may be adjusted pursuant to Section 4.3 below) by a fraction, (i) the numerator of which is the Extension Index, and (ii) the denominator of which is the applicable Beginning Index.

4.2.3  Floor for Adjustment. In no case shall the Base Rent be less than (i) the Base Rent set forth in Section 4.1, with respect to all adjustments occurring during the Initial Term, or (ii) that applicable Base Rent determined pursuant to Section 4.3 for the then current Renewal Term, with respect to all adjustments occurring during any Renewal Term after the Initial Term.

4.2.4  Written Amendment to Reflect Adjustment. On adjustment of the Base Rent as provided in this Section 0 of this Agreement, the parties shall immediately execute an amendment to this Agreement stating the new Base Rent.

4.2.5  Change in Index. If the Index is changed so that the base year differs from that in effect when the Initial Term commences, the Index shall be converted in accordance with the conversion factor published by the United States Department of Labor, Bureau of Labor Statistics. If the Index is discontinued or revised during the Term, such other government index or computation with which it is replaced shall be used in order to obtain substantially the same result as would be obtained if the Index had not been discontinued or revised.

4.3.  Base Rent Adjustment to FMV at Commencement of Each Renewal Term. The Base Rent provided for in Section 4.1 shall not be adjusted under Section 4.2 at the commencement of each Renewal Term (on the first day of July, 2005, 2010 and 2015), but shall be subject to adjustment to fair market rent on such date, which fair market rent shall be determined as follows:

4.3.1  Appraisal Definitions. The following definitions shall apply to the terms set forth below in this Section 4.3:

(a)  "MAI Institute" means the American Institute of Real Estate Appraisers or its successor organization or, in the event there is no successor organization, the organization and designation most similar;

(b)  "MAI Appraiser" means an individual who holds the MAI designation conferred by, and is an independent member of, the MAI Institute;

(c)  "Qualified Appraiser" means an MAI Appraiser who (x) shall have no potential conflicts of interest as to either of Landlord or Tenant by reason of prior or current representation, working relationships or otherwise; and (y)  have at least five years experience within the past ten years as a commercial real estate appraiser working in the greater San Diego, California area, with knowledge of market values and practices; and

4.3.2   Notice by Tenant; Attempts to Agree. Tenant shall give Landlord notice of Tenant's good faith estimate of the fair market value of the Base Rent under this Agreement ("Tenant's Proposal") that Tenant proposes should be charged at the commencement of the next Renewal Term (the "Market Rent"). Such notice shall be given by Tenant to Landlord by the later of (a) six (6) months prior to the expiration of the Initial Term or then current Renewal Term, as the case may be, or (b) thirty (30) days following Tenant's receipt of a reminder notice from Landlord indicating Tenant's obligation to forward such notice, which reminder notice shall be given not earlier than seven (7) months prior to the expiration of the then current Initial Term or Renewal Term, as the case may be. Landlord shall have the right, exerciseable by delivering written notice to Tenant not later than thirty (30) days following Landlord's receipt of Tenant's Proposal, to reject Tenant's Proposal; otherwise Tenant's Proposal shall be the Market Rent. If Tenant receives a timely rejection of Tenant's Proposal, the parties shall, during the thirty (30) days thereafter (the "Market Rent Conference Period"), confer in good faith to attempt to reach agreement as to the Market Rent. If Landlord and Tenant do not reach agreement on the Market Rent during the Market Rent Conference Period, despite their good faith efforts, Tenant shall have the right to terminate this Lease effective on the expiration of the Initial Term or then current Renewal Term, as the case may be, exerciseable by delivering written notice to Landlord (a "Preliminary Termination of Renewal Notice") not later than thirty (30) days after the expiration of the Market Rent Conference Period, in which event the term of this Lease shall expire upon the expiration of the Initial Term or then current Renewal Term, as the case may be.

4.3.3  Two Appraisers. Provided Tenant has not given a Preliminary Termination of Renewal Notice to Landlord, then, each party shall select a Qualified Appraiser and notify the other party of its selection not later than fifteen (15) days after the expiration of the Market Rent Conference Period. Each party shall cause its appraiser, within sixty (60) days following expiration of the Market Rent Conference Period, to determine the Market Rent and to submit its written, independent determination of Market Rent to each party. If only one party selects a Qualified Appraiser and notifies the other party of its selection within the period specified above, and such Qualified Appraiser gives such notice of the Market Rent within such sixty day (60) day period, the determination of Market Rent made by that appraiser shall be the Market Rent. If both Qualified Appraisers notify both parties of their respective determinations of Market Rent within such sixty day (60) day period, and if the higher appraisal does not exceed 110% of the lower appraisal, the average of such two appraisals shall be the Market Rent.

4.3.4  Third Appraiser. If the higher determination of Market Rent is more than 110% of the lower appraiser, then, within fifteen (15) days following the expiration of the sixty day (60) day period set forth in Section 4.3.2, the parties shall select a mutually acceptable third Qualified Appraiser. If the parties are unable to agree upon a third Qualified Appraiser within such time period, then the parties shall jointly file a written request with the local office (i.e., in the San Diego County area) of the MAI Institute requesting that the MAI Institute make a recommendation of a Qualified Appraiser to serve as the third appraiser. The recommendation of the MAI Institute shall be binding upon the parties so long as such appraiser meets the qualifications of a Qualified Appraiser as set forth herein. The third appraiser shall submit to each party its written independent determination of the Market Rent. If the third appraiser's determination of the Market Rent is equal to one of, or is within a range between, the first two appraisals, the third appraiser's appraisal shall be the Market Rent; otherwise, the appraisal furthest from that of the third appraiser shall be disregarded and the average of the remaining two appraisals shall be the Market Rent. Each party shall pay one-half of the fee of the third appraiser.

4.3.5  Limits on FMV Adjustment. In no event shall this fair market value rent adjustment cause the Base Rent to be less than the amount of the Base Rent (as adjusted pursuant to the cost-of-living adjustment set forth at Section  0 above) due hereunder at the end of the immediately preceding Initial Term or Renewal Term, as applicable.

4.3.6  Termination Right. If the Market Rent as determined by the procedure set forth in Section 4.3.4 above is not acceptable to Tenant, then Tenant shall have the right to terminate this Lease effective on the expiration of the then current Initial Term or Renewal Term, as the case may be, exerciseable by delivering written notice to Landlord (a "Final Termination of Renewal Notice") not later than thirty (30) days after determination of Market Rent under Section 4.3.4, in which event Tenant shall pay all of Landlord's reasonable appraisal costs incurred under this Section 4.3, and the term of this Lease shall expire upon the expiration of the then current Initial Term or Renewal Term, as the case may be.

4.4  Interest. In the event of default by Tenant in the payment of any rent or other charges pursuant to this Agreement, Tenant shall pay, as additional rent, interest at the rate of ten percent (10%) per annum (the "Default Rate") on each such obligation from the date Landlord delivers written notice to Tenant of such default until such payment is received by Landlord; provided, however, in the event such late payment occurs more than two (2) times in any twelve (12) consecutive month period during the Term, then, until such time as Tenant has gone twelve (12) consecutive months without any late payment (which shall reset this provision), Tenant shall pay, as additional rent, interest at the rate of ten percent (10%) per annum on each such obligation from the date such payment is due and payable hereunder until such payment is received by Landlord.

4.5  Rent. All monetary amounts due under this Lease to be paid by Tenant to Landlord are collectively referred to herein as "rent".

5.  Services and Utilities. Tenant shall make all arrangements for and pay all utilities and services furnished to or used by Tenant at the Premises including, without limitation, gas, electricity, water, telephone service, janitorial services including janitorial supplies, yard maintenance service, pest extermination service, and trash collection, as well as all connection charges. All such services shall be procured by Tenant, in Tenant's own name, and shall be billed directly to and be the responsibility of Tenant. Notwithstanding the foregoing, to Landlord's Best Actual Knowledge, Landlord represents and warrants to Tenant that the Premises are currently served and serviced by all utilities and utility facilities that may be necessary in connection with the operation of the business on the Premises as of the date of execution of this Agreement.

6.  Maintenance

6.1  Tenant's Maintenance. Except as set forth in Section 6.2, Tenant shall, at Tenant's sole cost and expense, maintain in good condition and repair the interior, non-structural portions of the Premises, the heating, ventilation and air conditioning system serving the Premises, the roof of the Building, interior load bearing walls, structural floors ,the electrical and plumbing systems serving the Building, the pavement of the parking lot located within the Premises and any landscaping. Except as set forth in Section 6.2, Landlord shall have no responsibility to maintain the Premises.

6.2  Landlord's Maintenance. Landlord shall, at Landlord's sole cost and expense, maintain and keep in good condition and repair, the structural parts of the Building, which structural parts include only the exterior walls (excluding glass and doors), and the foundations.

7.  Alterations and Additions

7.1  In General. Except as set forth herein, Tenant shall not make or suffer to be made any alterations, additions, or improvements (hereinafter collectively referred to as "Alterations") to the Premises, or any part thereof without the prior written consent of Landlord, which consent (i) for non-structural Alterations (e.g., partitions and non-load bearing interior walls) shall not be unreasonably withheld, conditioned or delayed, and (ii) for structural Alterations, shall be in the sole and absolute discretion of Landlord. In the event Landlord consents to the making of any such Alterations to the Premises by Tenant, the same shall be made by Tenant at Tenant's sole cost and expense. Notwithstanding the foregoing, Tenant shall have the right to make any non-structural Alterations without Landlord's consent to the extent such Alterations cost less than Ten Thousand Dollars ($10,000), individually or in the aggregate, during any period of three Lease Years during the Term.

7.2  Consent Procedure; Conditions. Tenant shall request such consent of Landlord to any Alterations by written notice to Landlord, which must be accompanied by detailed and complete plans and specifications for the proposed work. As a condition of Landlord's consent to any structural Alterations, Landlord may impose any reasonable additional requirement in light of the scope and related expense of the requested structural Alteration, including a requirement that Tenant provide Landlord with a surety bond or other financial assurance that the cost of the Alterations will be paid when due.

7.3  Cost of Review. With respect to any request for structural Alterations, Tenant shall, within thirty (30) days after written demand by Landlord, reimburse Landlord for the reasonable fees and costs of any unrelated, third-party architects, engineers, or other consultants retained by Landlord to review the proposed structural Alterations.

7.4  Removal of Alterations and Surrender Obligations. Upon the expiration or earlier termination of this Agreement, Tenant shall surrender the Premises to Landlord in broom-clean condition, subject to reasonable wear and tear, damage by Casualty Events governed by Section 11, and Landlord's maintenance and repair obligations hereunder, and Tenant shall remove its personal property; provided, however, that in the event of any early termination for any reason, Tenant shall be allowed thirty (30) days to so surrender the Premises (the period ending with the applicable deadline for Tenant's surrender is hereinafter referred to as the "Removal Period"), and Tenant shall pay to Landlord rent during the Removal Period in an amount equal to the then current monthly Base Rent; provided, however, in the event Tenant fails to pay the rent reserved hereunder and Landlord exercises its right to terminate this Lease pursuant to Landlord's termination rights contained in Section 13, then, there shall be no Removal Period. Notwithstanding the foregoing, Tenant shall remove Tenant's trade fixtures or personal property attached to the Premises, including, without limitation, the trade fixtures and personal property (the "Acquired Personal Property") sold by Landlord to Tenant pursuant to the Asset Purchase Agreement between Landlord, as seller, and Tenant, as buyer, and dated March 29, 2000 (the "Asset Purchase Agreement"), and any Alterations made by Tenant. At its expense, Tenant shall repair all damage to the Premises caused by such removal. The provisions of this Section 7.4 shall survive the expiration or other termination of this Agreement.

7.5  Delay In Commencement of Approved Improvements to Permit Posting by Landlord. If Tenant makes any Alterations to the Premises as provided in this Section 7, then the Alterations shall not be commenced until five (5) business days after Landlord has received notice from Tenant stating the date the installation of the Alterations is to commence so that Landlord can post and record an appropriate notice of nonresponsibility.

8.  Liens:  Tenant shall pay all costs for construction done by Tenant or caused to be done by Tenant on the Premises as permitted by this Agreement. Tenant shall keep the Premises free and clear of all mechanic's liens resulting from construction done by or for Tenant. Tenant shall have the right to contest the correctness or the validity of any such lien if Tenant provides assurance satisfactory to Landlord that no lien foreclosure will occur or if immediately on demand by Landlord, Tenant procures and records a Lien Release Bond issued by a corporation authorized to issue surety bonds in California in an amount equal to one and one-half (1-1/2) times the amount of the claim or lien. The bond shall meet the requirements of California Civil Code Section 3143 and shall provide for the payment of any sums that the claimant may recover on the claim together with the costs of suit if the claimant recovers in the action.

9.  Insurance

9.1  Public Liability, Property Damage, and Products Liability Insurance.

9.1.1  Insurance Maintained by Tenant. Tenant, at Tenant's sole cost and expense, shall maintain public liability insurance, property damage insurance and products liability insurance with a single combined liability limit of not less than Two Million Dollars ($2,000,000), and property damage limits of not less than Two Million Eight Hundred Thousand Dollars ($2,800,000), insuring against all liability of Tenant and its authorized representatives arising out of and in connection with Tenant's use or occupancy of the Premises. All public liability insurance, property damage insurance and products liability insurance shall insure performance by Tenant of the indemnity provisions of Section 9.2. Landlord shall be named as an additional insured and the policy shall contain a cross-liability endorsement.

9.1.2  Tenant to Insure Building and Improvements. Tenant, at Tenant's sole cost and expense, shall maintain on the building and other improvements that are a part of the Premises a policy of standard fire and extended coverage insurance on the Premises, in the amount equal to the full replacement value of the building and improvements located on the Premises but in no event less than Two Million Eight Hundred Thousand Dollars ($2,800,000). The insurance policy shall be issued in the names of Landlord and Tenant and shall provide that any proceeds shall be payable to Landlord and Tenant as their interests shall appear; provided however, Tenant's sole interest shall be to ensure that proceeds are used for the reconstruction of the Premises except if such reconstruction is not required under this Agreement. In the event this Agreement is terminated, the insurance policy and all rights under it shall be assigned to Landlord, to the extent that it is assignable, at Landlord's election.

9.1.3  Requirements of Tenant's Property Insurance. Further in conjunction with Paragraph 9.1.1, Tenant's property damage insurance must fulfill the following requirements: (i) such insurance must be written on the broadest available "all risk" (special-causes-of-loss) policy form or an equivalent form acceptable to Landlord; (ii) such insurance must include earthquake as a covered cause of loss; (iii) such insurance must include an agreed-amount endorsement for no less than one hundred percent (100%) of the full replacement cost (new without deduction for depreciation) of the covered items and property; and (iv) the amounts of coverage must meet any coinsurance requirements of the policy or policies. It is the intent of the parties that Tenant shall structure Tenant's property insurance program so that no coinsurance penalty shall be imposed, and there shall be no valuation shortfalls or disputes with any insurer or with Landlord. The property insurance coverage shall include vandalism and malicious mischief coverage, sprinkler leakage coverage, and earthquake coverage.

9.2  Indemnity. To the fullest extent permitted by law, Tenant, at Tenant's sole cost and expense, and with counsel reasonably acceptable to Landlord, shall indemnify, defend, and hold harmless Landlord and all representatives and agents of Landlord, from and against all claims or causes of action, that arise from the following:

9.2.1  Use or Occupancy. The use or occupancy, or manner of use or occupancy, of the Premises by Tenant or the employees, agents, or representatives of Tenant (the "Related Parties");

9.2.2  Acts or Omissions. Any act, error, omission, or negligence of Tenant or any Related Party, or any invitee, guest, or licensee of Tenant in, on, or about the Premises;

9.2.3  Business. Tenant's conducting of Tenant's business;

9.2.4  Activities and Failures to Comply. Any alterations, activities, work, or things done, omitted, permitted, allowed, or suffered by Tenant or the Related Parties in, at, or about the Premises; and

9.2.5  Breach. Any breach or default in the performance of any obligation on Tenant's part to be performed under this Agreement, including obligations which survive expiration or earlier termination of the Agreement under the terms of this Agreement; provided that

9.2.6  Limit of Tenant's Obligation. Tenant's obligation under this Section 9.2 to indemnify and hold Landlord harmless shall be limited to the sum that exceeds the amount of insurance proceeds, if any, received by Landlord with respect to the damage for which indemnity is being asserted.

9.3  Exculpation of Landlord. Landlord shall not be liable to Tenant for any damage to Tenant or Tenant's property except such damage as is caused by the willful or grossly negligent acts or omissions of Landlord. Tenant waives all claims against Landlord for damage to person or property except as are caused by the willful or negligent acts or omissions of Landlord. With respect to the exculpation provided in this Section 9.3 of this Agreement, Tenant waives the provisions and benefits of California Civil Code Section 1542, which provides as follows:

"A general release does not extend to claims which the creditor does not know or suspect to exist in his favor at the time of executing the release, which, if known by him, must have materially affected his settlement with the debtor."

9.4  Tenant's Improvements. Tenant, at Tenant's sole cost and expense, shall maintain on all Tenant's improvements and Alterations, in, on, or about the Premises, a policy of standard fire and extended coverage insurance in an amount equal to the full replacement value. If the proceeds from such policy are sufficient to repair the damage, they shall be used by Landlord for the replacement or the restoration of Tenant's improvements or Alterations.

9.5  Type of Insurance/Proof. All insurance required under this Agreement shall:

9.5.1  Rating. Be issued by insurance companies authorized to do business in the State of California, with a financial size category of at least Class XII and a Best's Rating of A+ status as rated in the most recent edition of Best's Insurance Reports; Primary. Be issued as a primary policy; and

9.5.2  Primary. Be issued as a primary policy; and

9.5.3  Notice Endorsement. Contain an endorsement requiring at least thirty (30) days written notice from the insurance company to both parties before cancellation or change in the coverage, scope, or amount of any policy.

9.6  Increase in Policy Amounts. With respect to increases in the insurance coverages required pursuant to this Agreement, at all times Tenant shall maintain policy amounts and coverage limits at commercially reasonable levels. Further, at the commencement of each Renewal Term of this Agreement, the insurance policy limits specified in this Section 9 of this Agreement shall be increased, at a minimum, by the same percentage increase that the minimum monthly Base Rent at the commencement of the applicable Renewal Term bears to the initial minimum monthly Base Rent at the commencement of the Initial Term of this Agreement.

9.7  Deposit of Policy and Notice of Termination. Each policy or certificate of the policy, together with evidence of payment of premiums, shall be deposited by Tenant with Landlord at the commencement of the Term, and on renewal of the policy not less than thirty (30) days before expiration of the term of the policy. Upon reasonable request, Tenant shall provided to Landlord a certificate of proof of insurance for any insurance required hereunder, as is applicable.

9.8  Waiver of Claims. Notwithstanding any contrary provision in this Agreement, Landlord and Tenant each hereby expressly waives and releases all claims and rights of recovery, including, without limitation, any claims by subrogation, against the other party for damage to any property of the waiving and releasing party located in, on or about the Premises, regardless of the cause of such damage. All insurance policies maintained by Landlord or Tenant as provided in this Agreement shall contain an agreement by the insurer waiving the insurer's right of subrogation against the other party to this Agreement and agreeing not to acquire any rights of recovery which the insured has expressly waived or released prior to loss.

9.9  Survival of Termination. The provisions of Section 9.2 (Indemnity) and Section 9.3 (Exculpation of Landlord) shall survive the expiration or earlier termination of this Agreement until all claims against Landlord involving any matter to be indemnified thereunder by Tenant are fully, finally and absolutely barred by the applicable statutes of limitations.

10.  Taxes

10.1  Real Property Taxes. Landlord shall pay, as and when due, all real property taxes and any general and special assessments levied and assessed against the real property, Building or other improvements comprising the Premises (the "Real Estate Taxes"). Not later than ten (10) days after Tenant's receipt of an invoice therefor, Tenant shall pay to Landlord an amount equal to the Real Estate Taxes payable by Landlord for the then current Lease Year. In the event Tenant receives an invoice from Landlord pursuant to this Section 10.1 before Landlord remits the Real Estate Taxes to the taxing authority in respect of such invoice, then, Tenant shall remit its share of the Real Estate Taxes to Landlord, and Tenant shall have the right to make its check for such payment made payable to the taxing authorities. Tenant shall pay such amount to Landlord as additional rent and without deduction or setoff. Landlord shall calculate the amount of Real Estate Taxes payable by Tenant under this Section 10.1 based on the Real Estate Taxes accruing during such Lease Year and without regard to when such Real Estate Taxes are actually paid by Landlord. Landlord shall promptly reimburse Tenant for Tenant's share of any Real Estate Taxes paid by Tenant for any Lease Year and subsequently refunded to Landlord by the applicable taxing authority.

10.2  Personal Property Taxes. Tenant shall pay before delinquency all taxes, assessments, license fees, and other charges that are levied and assessed against Tenant's personal property installed or located in or on the Premises, and that become payable during the Term. On demand by Landlord, Tenant shall furnish Landlord with satisfactory evidence of the payments.

11.  Destruction of Premises and Reconstruction

11.1  Restoration Obligation. Subject to the limitations set forth in Section 11.3, in the event the Premises are damaged by fire or other perils covered by extended coverage insurance (a "Casualty Event"), Landlord agrees to forthwith repair the same and this Agreement shall remain in full force and effect, the Tenant shall pay any deductible amount under the casualty insurance policy, and rent shall abate equitably from the date of such Casualty Event until such damage and destruction is restored by Landlord; and in the event only a portion of the Building is untenantable, the Base Rent shall be adjusted by multiplying the current Base Rent by a fraction, the numerator of which is the number of square feet in the Building (excluding basement space) that remain tenantable, and the denominator of which is the total number of square feet in the Building (excluding basement space).

11.2  Repair Period Notice. In the event of a Casualty Event, Tenant shall immediately give written notice to Landlord of any and all such damage. Within the later of (i) sixty (60) days after the date on which Landlord determines the full extent of the damage, or (ii) thirty (30) days after Landlord has determined the extent of the insurance proceeds available to effectuate repairs, Landlord shall provide written notice to Tenant indicating the anticipated period for repairing the damage (the "Repair Period Notice"). The Repair Period Notice shall also state, if applicable, Landlord's election either to repair or to terminate this Agreement under Section 11.3.

11.3  Landlord's Option to Terminate or Repair. Notwithstanding anything contained herein to the contrary, Landlord may elect (which election shall be set forth in the Repair Period Notice) to either terminate this Agreement or to effectuate repairs if any of the following conditions occur:

11.3.1  Repair Cost Exceeds Insurance and Funds Offered by Tenant. The estimated repair cost of the Premises exceeds the insurance proceeds (excluding the deductible amount), available for such repair, plus any excess amount that Tenant can provide adequate security for payment;

11.3.2  Damage in Last Twelve (12) Months. The damage resulting from any Casualty Event occurs during the last twelve (12) months of the then current Initial Term or Renewal Term, and the estimated cost of repair exceeds fifty percent (50%) of the full replacement cost; provided, however, Tenant shall have the right to nullify such termination by delivering written notice to Landlord, not later than thirty (30) days after Tenant's receipt of Landlord's written termination, that waives Tenant's right to terminate this Lease under Section 2.2 in respect of the following Renewal Term.

11.4  Effect of Landlord's Election on Option to Purchase. Notwithstanding anything to the contrary contained in this Section 11, if, at any time during which Tenant has a right to purchase the Premises pursuant to Tenant's Purchase Option (as defined below), there is a Casualty Event and Landlord elects to terminate the Agreement in the Repair Period Notice, which termination is not nullified by Tenant under Section 11.3 above, then Tenant shall have sixty  (60) days after receipt by Tenant of the Repair Period Notice to exercise the Purchase Option, provided that (i) Tenant shall be obligated to and shall continue to pay all amounts due hereunder, including rent, during the period prior to consummation of the Purchase Option, and (ii) Landlord shall place in escrow and upon consummation of the Purchase Option assign to Tenant all its interest in the insurance proceeds payable in connection with the damage to the Premises.

11.5  Further Limitations of Landlord's Duty to Repair. Landlord shall not be required to repair or replace any panels, decoration, office fixtures, railings, floor coverings, partitions, or any other property installed in the Premises by Tenant, but Tenant may do so making full use of any insurance proceeds available for this purpose.

11.6  No Compensation to Tenant. Tenant shall not be entitled to any compensation or damages from Landlord for loss of the use of the whole or any part of the Premises, Tenant's personal property, or any inconvenience or annoyance occasioned by such damage, repair, reconstruction, or restoration, except that resulting from the willful or grossly negligent acts or omissions of Landlord.

11.7  Waiver. Tenant waives the provisions of California Civil Code Sections 1932(2) and 1933(4) with respect to any destruction of the Premises.

12.  Eminent Domain

12.1  Termination Rights if Substantial Taking; Award. If more than twenty-five percent (25%) of the Building or other improvements comprising the Premises, or a substantial portion of the parking lot located on the Premises, as determined by Tenant in Tenant's reasonable discretion, shall be taken or appropriated by any public or quasi-public authority under the power of eminent domain, or transferred under the threat of eminent domain (a "Takings"), either party hereto shall have the right, at its option exerciseable by delivering written notice to the other party, to terminate this Agreement, and Landlord shall be entitled to any and all income, rent, award, or any interest therein which may be paid or made in connection with such Takings, subject to the provisions of Section 12.2 below.

12.2  Tenant's Limited Rights to Pursue Award. Notwithstanding the provisions of Section 12.1, Tenant shall be entitled to make a claim in the condemnation proceeding for:

12.2.1  Certain Leasehold Improvements. The taking of the unamortized or undepreciated value of any leasehold improvements which are owned by Tenant, or any alterations caused by Tenant, and which Tenant has the right to remove at the end of the Term and which Tenant elects not to remove;

12.2.2  Removal Costs. Reasonable removal and relocation costs for any leasehold improvements or alterations that Tenant has the right to remove and elects to remove (if approved by the applicable condemnation authority); and

12.2.3  Relocation Costs. Relocation costs under California Government Code Section 7262, the claim for which Tenant may pursue by separate action independent of this Agreement.

12.3  Non-termination; Abatement. In the event of a Taking and neither party elects to terminate as herein provided, the rental thereafter to be paid shall be reduced pro rata in accordance with the percentage of the land described on Schedule 1 hereto so taken.

12.4  Statutory Waiver. The parties hereby waive the provisions of Section 1265.130 of the California Code of Civil Procedure in the event of any partial taking of the Premises.

13.  Default and Landlord's Remedies

13.1  Default. Subject to the provisions of this Section 13, the occurrence of any of the following shall constitute a default by Tenant (an "Event of Default"):

13.1.1  Creditor Assignment. An assignment by Tenant of its property for the benefit of creditors.

13.1.2  Bankruptcy. The filing of a voluntary petition under the Bankruptcy Act by Tenant or the filing of an application for relief against Tenant pursuant to an involuntary bankruptcy proceeding brought under the Bankruptcy Act.

13.1.3  Insolvency Filing. The filing against Tenant of a suit or petition under the insolvency law of any state.

13.1.4  Writ. The issuance of a writ of attachment or execution which is levied on this Agreement.

13.1.5  Receiver. The appointment of any receiver, trustee, or liquidator for Tenant or for any property of Tenant.

13.1.6  Failure to Pay Rent. Failure to pay rent when due if the failure continues for five (5) days after written notice has been given to Tenant, which notice shall be the three (3) day notice required by California Code of Civil Procedure Section 1161, and not be additional notice.

13.1.7  Other Breaches of Agreement. Failure to perform any other provision of this Agreement if the failure to perform is not cured within thirty (30) days after written notice has been given to Tenant by Landlord. If the default cannot reasonably be cured within thirty (30) days, Tenant shall not be in default of this Agreement if Tenant commences to cure the default within a thirty (30) day period and thereafter diligently and in good faith continues to cure the default.

13.2  Opportunity to Cure Involuntary Assignments. If a writ of attachment or execution is levied on this Agreement, Tenant shall have thirty (30) days in which to cause the attachment or execution to be removed. If any involuntary proceeding in bankruptcy is brought against Tenant, or if a receiver, trustee, or liquidator is appointed, Tenant shall have sixty (60) days in which to have the involuntary proceeding dismissed or the receiver, trustee, or liquidator removed.

13.3  Specification of Alleged Default. Notice given under this Section 13 shall specify the alleged default in the applicable provisions of this Agreement and shall demand that Tenant perform the provisions of this Agreement or pay the rent that is in arrears, as the case may be, within the applicable period of time, or quit the Premises. No such notice shall be deemed a forfeiture or a termination of this Agreement unless Landlord so elects in the notice.

13.4  Landlord's Remedies. Landlord shall have the following remedies upon an Event of Default. These remedies are not exclusive but are cumulative in addition to any remedies now or later allowed by law:

13.4.1  Continue Agreement and Collect Rent. Landlord can continue this Agreement in full force and effect, and the Agreement will continue in effect so long as Landlord does not terminate Tenant's right to possession, and Landlord shall have the right to collect rent when due. During the period that an Event of Default exists, Landlord can enter the Premises and relet them, or any part of them, to third parties for Tenant's account. Tenant shall be liable immediately to Landlord for all costs Landlord incurs in reletting the Premises including, without limitation, brokers' commissions. Reletting can be for a period shorter or longer than the remaining Term. Tenant shall pay to Landlord the rent due under this Agreement on the dates the rent is due, less the rent Landlord receives from any reletting. No act by Landlord allowed in this Section 13.4 shall terminate this Agreement unless Landlord notifies Tenant that Landlord elects to terminate this Agreement. After an Event of Default and for as long as Landlord does not terminate Tenant's right to possession of the Premises, Tenant shall have the right to assign or sublet its interest in this Agreement pursuant to Section 14, but Tenant shall not be released from liability. Landlord's consent to any such assignment or subletting shall be in accordance with the provisions of Section 14 of this Agreement. Any written consent Landlord gives to a proposed assignment or subletting shall not constitute a waiver of this right to object to any subsequent assignment or subletting.

13.4.2  Terminate Possession and Recover Damages. Landlord can terminate Tenant's right to possession of the Premises at any time that an Event of Default exists. No act by Landlord other than giving written notice to Tenant shall terminate this Agreement. Acts of maintenance or efforts to relet the Premises shall not constitute a termination of Tenant's right to possession. On termination, Landlord has the right to recover from Tenant: (i) the worth at the time of the award of the unpaid rent that has been earned at the time of termination of this Agreement; (ii) the worth at the time of the award of the amount by which the unpaid rent that would have been earned after the termination of this Agreement until the time of award exceeds the amount of the loss of rent that Tenant proves could have been reasonably avoided; (iii) the worth at the time of the award of the amount by which the unpaid rent for the balance of the term after the time of award exceeds the amount of the loss of rent that Tenant proves could be reasonably avoided; and (iv) any other amount and court costs necessary to compensate Landlord for all detriment proximately caused by Tenant's default. The worth at the time of the award as used in (i) and (ii) of this Section 13.4.2 is to be computed by allowing interest at the rate of ten percent (10%) per annum. The worth at the time of the award as referred to in (iii) of this Section 13.4.2 is to be computed by discounting the amount at the discount rate of the Federal Reserve Bank of San Francisco at the time of the award, plus one percent (1%).

13.4.3  Cure Default and Charge Tenant. Landlord, at any time after an Event of Default arises, can cure the default at Tenant's cost. If Landlord at any time by reason of Tenant's default pays any sum or does any act that requires the payment of any sum, the sum paid by Landlord shall be immediately due from Tenant to Landlord at the time the sum is paid, and if paid at a later date shall bear interest at the rate of ten percent (10%) per annum from the date the sum is paid by Landlord until Landlord is reimbursed by Tenant. The sum, together with interest on it, shall be additional rent.

13.4.4  Interest on Unpaid Rent. Rent not paid as prescribed in Section 13.1.6 shall bear interest at the rate of ten percent (10%) per annum from the due date until paid. due date until paid.

13.5  Landlord's Default.  The occurrence of any of the following shall be deemed a "Landlord Event of Default:"

13.5.1  Non-Monetary Defaults. Landlord shall fail to perform or observe any term, condition, covenant, or obligation as required under this Agreement for a period of thirty (30) days after written notice thereof to Landlord. If the default cannot reasonably be cured within thirty (30) days, Landlord shall not be in default of this Agreement if Landlord commences to cure the default within a thirty (30) day period and thereafter diligently and in good faith continues to cure the default; or

13.5.2  Insolvency. All or substantially all of Landlord's assets or Landlord's interest in the Premises are attached or levied under execution (and Landlord does not discharge the same within sixty (60) days thereafter); a petition in bankruptcy, insolvency, or for reorganization or arrangement is filed by or against Landlord (and Landlord fails to secure a stay or discharge thereof within sixty (60) days thereafter); Landlord makes a general assignment for the benefit of creditors; Landlord takes the benefit of any insolvency action or law; the appointment of receiver or trustee in bankruptcy for Landlord or its assets if such receivership has not been vacated or set aside within thirty (30) days thereafter.

13.6  Tenant's Remedies. Upon the occurrence of a Landlord Event of Default, Tenant shall have the right to pursue all rights and remedies allowed by law or equity, except as otherwise specifically limited by the terms of this Agreement .

14.  Assignment and Sublease

14.1  Consent of Landlord Required. Subject to the provisions of Section 14.3, Tenant shall not either voluntarily or by operation of law, assign, transfer, mortgage, pledge, hypothecate or encumber this Agreement or any interest therein, and shall not sublet the Premises or any part thereof, or any right or privilege appurtenant thereto, or suffer any person (the employees, agents, servants and invitees of Tenant excepted) to occupy or use the Premises, or any portion thereof (all of which assignments, transfers, and sublets are hereinafter collectively referred to as a "Transfer"), without first obtaining Landlord's written consent, which consent shall not be unreasonably withheld, conditioned or delayed. Any such Transfer (including, without limitation, any such assignment, encumbrance, or subletting) without such consent shall be void, and shall, at the option of Landlord, constitute a default under this Agreement. No consent to any Transfer shall constitute a further waiver of the provisions of this Section 14.

14.2  Excess Rents and Fees Payable to Landlord. All rent received by Tenant from Tenant's subtenants in excess of the rent (as prorated for the applicable square footage of the areas of the Premises subleased or assigned) payable by Tenant to Landlord under this Agreement shall be paid to Landlord, after deducting therefrom all costs associated with such sublease, including broker fees, attorney fees and costs of preparing the subleased premises for occupancy of such subtenant.

14.3  Excluded Transfers. For purposes of this Agreement, the consent of Landlord will not be required for any Transfer by Tenant (a) in connection with a sale of substantially all the assets of Tenant, or (b) to an Affiliate or a wholly owned subsidiary of Tenant, provided that both Tenant and such Affiliate or subsidiary shall thereafter be bound by all terms and conditions of this Agreement, and provided, further, that the assignor shall not be released from liability hereunder. The term "Affiliate" shall mean, in all cases, any person or entity controlling, controlled by or under common control with Landlord or Tenant, as the case may be .

15.  Existing Loans; Estoppel Certificates; Leasehold Mortgage

15.1  Existing Loans; Limits on Refinancing. Landlord represents and warrants to Tenant that Schedule 15.1, attached hereto and made a part hereof, is a complete and accurate list of the mortgage loans that encumber the Premises (individually, an "Existing Loan," and, collectively, the "Existing Loans"), together with a list of the existing deeds of trust that encumber the Premises (the "Existing Deeds of Trust"), and no other deed of trust, mortgage lien, security interest or other lien encumbers the Premises. Landlord shall have the right to satisfy the Existing Loans at any time. From the Commencement Date to and including the expiration or earlier termination of this Lease, Landlord shall have the right to amend or modify the Existing Loans, refinance the Existing Loans, or use the Premises as collateral for new or additional loans, solely to the extent that, in each instance: (i) the total obligations secured by the Premises do not exceed the aggregate outstanding principal balance of the Existing Loans on the Commencement Date, which amount equals approximately, and for purposes of this Agreement shall be deemed to be Seven Hundred Sixty -Eight Thousand Dollars ($768,000.00); (ii) the repayment period of any such amendment, modification or refinancing shall permit the repayment of such obligations over a time period that is at least as long (and at the election of Landlord, longer) as the balance of the applicable repayment period under the Existing Loans as of the Commencement Date; and (iii) the total monthly payments of principal and interest under all such obligations do not exceed the then current monthly Base Rent payable by Tenant hereunder.

15.2  Payment of Existing Loans. During the Term, Landlord shall pay as and when due all installments of principal and interest under each Existing Loan, and timely fulfill all other obligations of Landlord under any loan document evidencing or securing such Existing Loan. Not later than five (5) days after receipt by Landlord, Landlord shall deliver to Tenant a copy of any written notice of default received by Landlord in respect of any Existing Loan (a "Default Notice"). Upon Tenant's receipt of a Default Notice, and to the extent permitted by such Existing Lender, Tenant shall have the right, but shall not have any obligation whatsoever, to pay any installments of unpaid principal and interest on behalf of Landlord under such Existing Loan, and to perform any other unfulfilled obligation of Landlord in respect of such Existing Loan, including, without limitation, the payment of any amount necessary to satisfy the indebtedness of such Existing Loan and obtain a reconveyance of the Deed of Trust securing such Existing Loan.

15.3  Tenant's Right to Offset. All sums incurred or expended by Tenant to cure Landlord's default pursuant to the provisions of Section 15.2 above shall bear interest at the Default Rate from the date of disbursement until such sums are repaid, set off or credited as provided below (all such sums, plus interest thereon, are hereinafter collectively referred to as "Tenant Cure Costs"). Not later than ten (10) days after receipt of an invoice from Tenant, Landlord shall reimburse Tenant for any Tenant Cure Costs advanced by Tenant hereunder, failing which Tenant shall have the right to set off from the Rent, from time to time as such Rent becomes due and payable, all or any portion of such Tenant Cure Costs. In the event Tenant exercises its Purchase Option (defined below), or if Tenant elects to exercise its right of first refusal pursuant to Section 23 hereof, Tenant shall receive a credit against the purchase price in any such transaction equal to any remaining unused portion of such Tenant Cure Costs.

15.4  Landlord's Cooperation. In addition to Landlord's obligations under this Article 15, upon any default by Landlord under an Existing Loan, Landlord shall cooperate with Tenant in connection with the exercise of Tenant's right to cure such Landlord default under an Existing Loan on behalf of Landlord. Without limiting the generality of the foregoing, Landlord shall deliver to Tenant copies of all related loan documents, inform Tenant of the outstanding principal amounts and other sums due under any Existing Loan, obtain a payoff letter in connection with any proposed payoff of an Existing Loan, assist Tenant in obtaining evidence of the satisfaction of an Existing Loan, obtain a reconveyance of a Deed of Trust, and facilitate communications between Tenant and the holder of such Existing Loan in connection with the foregoing.

15.5  Estoppel Certificates. Either party shall at any time and from time to time, upon not less than ten (10) days prior written request by the other party, execute, acknowledge and deliver to such party a statement in writing certifying (i) that this Agreement is unmodified and in full force and effect (or if there has been any modification thereof, that the same is in full force and effect as modified and stating the modification or modifications), (ii) that there are no defaults existing, (or if there is any claimed default, stating the nature and extent thereof), and (iii) the dates to which the rent and other charges have been paid in advance. It is expressly understood and agreed that any such statement delivered pursuant to this Section may be relied upon by any prospective assignee or sublessees of the Premises, or estate of Tenant, or any prospective purchaser of the estate of Landlord, or any lender or prospective assignee of any lender on the security of the leased Premises or Landlord's fee estate or any part thereof, and any third person.

15.6  Leasehold Mortgage. Tenant shall have the right to grant a leasehold mortgage encumbering only Tenant's leasehold interest and rights under this Lease (a "Leasehold Mortgage"), provided Tenant subsequently delivers written notice to Landlord of such Leasehold Mortgage, together with the name, address and contact person of the holder of such Leasehold Mortgage (a "Leasehold Mortgagee"). Tenant shall not (and shall not have the right to), under any circumstances, encumber fee title to the Premises at any time. Landlord shall thereafter use reasonable best efforts to give to such Leasehold Mortgagee a copy of any notice of default hereunder at the time any such notice shall be given by Landlord to Tenant. The performance of any Leasehold Mortgagee of any condition or agreement on the part of the Tenant to be performed hereunder will be deemed to have been performed with the same force and effect as though performed by Tenant. Tenant hereby and presently consents to the acceptance by Landlord for the account of Tenant of any (i) payment of any monetary sums required to be paid under this Lease which are received by Landlord from any such Leasehold Mortgagee at any time during the Term, including any extension(s) thereof and/or (ii) performance by any such Leasehold Mortgagee at any time during the Term, including any extension(s) thereof, of any such condition or agreement to be performed by Tenant hereunder, in each of the foregoing instances without any obligation to notify Tenant or otherwise to receive any consent or approval of Tenant thereto. Landlord shall not exercise its right to terminate this Lease during the time that any such Leasehold Mortgagee shall require to complete its remedies under such Leasehold Mortgage so long as (i) Leasehold Mortgagee diligently and continuously prosecutes its remedies under the Leasehold Mortgage and completes the same with all due diligence (and in the case of any uncured breach or default of Tenant which continues for a period of at least ninety (90) days following the occurrence of such breach or default, the phrase "diligently and continuously prosecutes its remedies under the Leasehold Mortgage" appearing earlier in this sentence shall be deemed to mean the commencement by Leasehold Mortgagee, during such ninety (90) day period, of the judicial or other foreclosure of the Leasehold Mortgage), and; (ii) Leasehold Mortgagee pays to Landlord all rent, taxes, assessments, utility charges, insurance premiums and any other monetary sums, if any, which are required to be paid by Tenant to Landlord hereunder, from time to time and becoming due and payable hereunder during the period described in subclause (i) above. Notwithstanding the preceding sentence, under no circumstances will the preceding sentence be interpreted to extend the time for performance of any agreement, undertaking, obligation or responsibility of Tenant with respect to the exercise of Tenant's Option to Purchase pursuant to Section 21 or the exercise of Tenant's right of first refusal pursuant to Section 23, it being the express intent of Landlord and Tenant that such provisions must be performed timely in order for the respective rights and entitlements of Tenant thereunder to remain extant and operative. In the event Landlord terminates this Lease prior to the expiration of the Term for any reason, including, without limitation, rejection or disaffirmance in accordance with law affecting bankruptcy or creditor's rights, Landlord shall deliver written notice to Leasehold Mortgagee (a "Mortgagee Notice") together with an invoice of all rent, taxes, assessments, utility charges, insurance premiums and any other monetary sums, if any, which are required to be paid by Tenant to Landlord hereunder from time to time, that would be due hereunder but for such rejection or disaffirmance (the "Bankruptcy Sums"), in which event Leasehold Mortgagee shall have the right, but not the obligation, exercisable by delivering written notice to Landlord not later than fifteen (15) days after Landlord delivers the Mortgagee Notice to Leasehold Mortgagee, to enter into a new lease (a "New Lease") with Landlord upon the same terms and conditions of this Lease, including any unexpired renewal rights, for the remainder of the Term which would have been in effect but for such rejection or disaffirmance, provided Leasehold Mortgagee pays to Landlord an amount equal to the Bankruptcy Sums upon the full execution and delivery of the New Lease. The New Lease shall enjoy the same priority of title as this Lease and Landlord shall execute and deliver to Leasehold Mortgagee such instruments as Leasehold Mortgagee may reasonably require to secure such priority of title for the New Lease. Notwithstanding the preceding sentence, Landlord shall reasonably cooperate with any such Leasehold Mortgagee to attempt to obtain the same priority of title for such New Lease, provided, however, that Landlord shall have no responsibility, liability or obligation to pay and/or otherwise advance any monetary sums of any amount (or to perform any obligations and/or other undertakings) whatsoever to the holders of any liens encumbering, and/or other interests in, the Premises in order to obtain the same priority of title for such New Lease unless any loss of priority for such New Lease (vis a vis some other lien encumbering, and/or other interest in, the Premises) results from the sole and exclusive voluntary act of Landlord. Landlord shall obtain the consent of the holders of the Existing Loans to Tenant's granting of such leasehold mortgage. Any assignment or sublease of this Lease by any Leasehold Mortgagee shall be subject to Section 14 of this Lease.

16.  Landlord's Entry on Premises

16.1  Entry. Landlord and its authorized representatives shall have the right to enter the Premises at reasonable times upon reasonable advance notice for any of the following purposes:

16.1.1  Determine Status. To determine whether the Premises are in good condition and whether Tenant is complying with its obligations under this Agreement.

16.1.2  Post Notices. To serve, post, or keep posted any notices required or allowed under the provisions of this Agreement.

16.1.3  Post Availability Signs. To post "For Sale" signs at any time, and to post "For Rent" and "For Lease" signs during the last three (3) months of the term of this Agreement, or during any period while Tenant is in default .

16.1.4  Show Premises. To show the Premises to prospective financiers, brokers, agents, buyers, tenants, or persons interested in an exchange, at any time during the Term.

16.1.5  Maintenance. To shore the foundations, footings, and walls of the building and other improvements that are a part of the Premises, to perform any other maintenance or repair obligation to be performed by Landlord hereunder, and to erect scaffolding and protective barriers around and about the Premises, but not so as to prevent entry to the Premises, and to do any other act or thing necessary for the safety or preservation of the Premises. If any excavation or other construction is undertaken or is about to be undertaken on any adjacent property or nearby street, Landlord's right under this provision extends to the owner of the adjacent property on which the excavation or construction is to take place and the adjacent property owner's authorized representatives provided Landlord has the legal obligation to permit entry to the Premises to such persons. No such acts by Landlord obligate Landlord to maintain the Premises.

16.2  Nonliability of Landlord. Landlord shall not be liable in any manner for any inconvenience, disturbance, loss of business, nuisance, or other damage arising out of Landlord's entry on the Premises as provided in this Section, except damage resulting from the willful or negligent acts or omissions of Landlord.

16.3  No Abatement. If Landlord exercises any rights reserved in this Section 16, Tenant shall not be entitled to any abatement or reduction of rent except to the extent with which Tenant's use of the Premises is interfered.

16.4  Minimize Inconvenience. Landlord shall conduct Landlord's activities on the Premises as allowed in this Section in a manner that will not unreasonably inconvenience, annoy or disturb Tenant.

17.  Signs. Tenant shall not place any signs upon the Premises or exterior of the building without Landlord's prior written consent, which consent shall be in the sole discretion of Landlord. Notwithstanding anything contained herein to the contrary, Landlord hereby consents to Tenant erecting a monument sign in front of the building on the Premises, which sign must: (i) comply with all applicable government laws, statutes, regulations, rules, codes, ordinances; (ii) comply with the provisions of this Agreement; (iii) display only Tenant's name and logo, and/or the JT USA name and logo; and (v) comply with all instruments recorded against the real property constituting all or any part of the Premises. The cost for all such signage, and the obligation to maintain such signage during the Term, and to remove such signage upon termination of this Agreement in accordance with Tenant's surrender obligations hereunder, shall be the obligation solely of Tenant.

18.  Waiver

18.1  No Implied Waiver. No delay or omission in the exercise of any right or remedy of either party shall impair such a right or remedy or be construed as a waiver.

18.2  Late Acceptance Not Waiver. The receipt and acceptance by Landlord of delinquent rent shall not constitute a waiver of any other defaults; it shall only constitute a waiver of timely payment for the particular rent payment involved.

18.3  No Implied Surrender. No act or conduct of Landlord, including, without limitation, the acceptance of the keys to the Premises, shall constitute an acceptance or the surrender of the Premises by Tenant before expiration of the Term. Only a notice from Landlord to Tenant shall constitute acceptance of the surrender of the Premises and accomplish a termination of the Agreement.

18.4  No Implied Consent. Landlord's consent to or approval of any act by Tenant requiring Landlord's consent or approval shall not be deemed to waive or render unnecessary Landlord's consent to or approval of any subsequent act by Tenant.

18.5  Waivers in Writing. Any waiver by Landlord or Tenant of any default must be in writing and shall not be a waiver of any other default concerning the same or any other provision of this Agreement.

19.  Hazardous Materials

19.1  Compliance with Laws. Tenant shall strictly comply with all "Hazardous Materials Laws" (as defined below) in connection with the use of the Premises by Tenant and its Related Parties and, except as specifically permitted hereunder, shall not allow any "Hazardous Materials" (as defined below) to be used, generated, released, stored, disposed of or transported from or about the Premises or the Building, except for those substances that may constitute Hazardous Materials under this Agreement and that are used in the operation of Tenant's business activities conducted on the Premises and in accordance with generally accepted business standards in the manufacturing and distribution industry.

19.2  Removal of Materials; Restoration. Upon termination of this Agreement, Tenant shall remove all equipment and/or storage facilities used by Tenant or its Related Parties at the Premises related to Hazardous Materials and shall clean up, detoxify, repair and otherwise restore the Premises to a condition free of Hazardous Materials caused by Tenant or its employees or agents and otherwise to the condition of the Premises on the Commencement Date of the Agreement.

19.3  Indemnity.

19.3.1  By Tenant. Tenant shall indemnify, defend and hold Landlord harmless from and against any and all claims, costs, expense, suits, judgments, actions, investigations, proceedings and liability arising out of or in connection with any breach of any of the agreements or duties of Tenant set forth in this Section 19 or directly or indirectly arising out of the use, generation, storage, release or disposal of Hazardous Materials by Tenant or any of its Related Parties, including without limitation all foreseeable and unforeseeable consequential damages, and the costs of any required or necessary cleanup, to the full extent that such action is attributable to the use, generation, storage, disposal or release of Hazardous Materials on the Premises during the Term by Tenant or its Related Parties, or Tenant's occupancy of the Premises. Neither the consent by Landlord to the use, generation, storage, release or disposal of Hazardous Materials or the strict compliance with all Hazardous Materials Laws shall excuse Tenant from Tenant's indemnification obligations pursuant to this Agreement. The foregoing indemnity shall be in addition to, and shall not be a limit on, the indemnification provisions of Section 9 of this Agreement. Tenant's obligations pursuant to the foregoing and pursuant to this Section 19.3.1 shall survive the expiration or earlier termination of this Agreement.

19.3.2  By Landlord. Landlord shall indemnify, defend and hold harmless Tenant from and against any and all claims, costs, expense, suits, judgments, actions, investigations, proceedings and liability arising out of or in connection with any breach of any use, generation, storage, release or disposal of Hazardous Materials on the Premises by any party other than Tenant or Tenant's Related Parties, including, without limitation, all foreseeable and unforeseeable consequential damages, and the costs of any required or necessary cleanup, to the fullest extent that such action is attributable to the use, generation, storage, release or disposal of Hazardous Materials on the Premises on or before the Commencement Date. The terms of this Section 19.3.2 shall survive the expiration or earlier termination of this Agreement.

19.4  Hazardous Materials Laws - Definition. As used in this Section, the term "Hazardous Materials Laws" means all applicable federal, state and local laws, judicial decisions, permits, statutes, ordinances, rules, regulations, codes, orders, judgments, decrees and injunctions relating to (x) the protection of the environment (including, without limitation, air, water, vapor, surface water, groundwater, drinking water and surface or subsurface land), (y) the exposure to, or the use, storage, recycling, treatment, generation, transportation, processing, handling, labeling, protection, release or disposal of, pollutants, contaminants, wastes or chemicals or any toxic, radioactive, ignitable, corrosive, reactive or otherwise hazardous substance, waste or material, or (z) the effect of the environment on human health or safety.

19.5  Hazardous Materials - Definition. As used in this Section, the term "Hazardous Materials" means hazardous substances within the meaning of Section 101(14) of CERCLA, 42 U.S.C. Section 9601(14), or any pollutant, contaminant, waste, chemical or other toxic, radioactive, ignitable, corrosive, reactive or otherwise hazardous substance, waste or material that, in each case, is regulated under any Hazardous Materials Laws, including, without limitation, petroleum, petroleum derivatives, petroleum by-products or other hydrocarbons, asbestos-containing materials, polychlorinated biphenyls and urea formaldehyde.

20.  Broker Disclosure. Each of the parties warrants and represents that such party has dealt with no broker or finder in connection with any of the transactions contemplated by this Agreement, and insofar as such party knows, no broker or other person is entitled to any commissions or finder's fees in connection with this Agreement.

21.  Tenant's Option to Purchase Premises

21.1  Option to Purchase. Landlord hereby grants to Tenant the right and option (the "Purchase Option") to purchase the Premises. It shall be a condition precedent to Tenant's right to exercise the Purchase Option that an Event of Default does not then exist under this Lease. Tenant's Purchase Option shall be exerciseable by written notice given to Landlord (a "Purchase Option Notice") on or before the expiration of the Initial Term, in which event the term of this Lease shall be extended on the same terms and conditions applying to the Initial Term, except that, from July 1, 2005 to and including the earlier of (i) the Closing Date (as defined below) or (ii) Tenant's election to withdraw its exercise of the Purchase Option in accordance with the provisions set forth below, the monthly Base Rent shall be equal to Twenty Thousand Dollars ($20,000) multiplied by the greater of (x) one hundred percent (100%) or (y) a fraction, (A) the numerator of which is the Index published most immediately preceding the expiration of the Initial Term, and (B) the denominator of which is the Index in effect on the date of commencement of the Initial Term. In the event Tenant withdraws its exercise of the Purchase Option in accordance with the provisions set forth below, effective on the date of such withdrawal, the Base Rent shall be adjusted in accordance with Section 4.3, without regard to the interim adjustment provided above. Upon exercise of the Purchase Option, Tenant shall purchase from Landlord, and Landlord shall sell to Tenant, fee simple indefeasible title in and to the Premises, together with all warranties, permits and licenses, if any, held by Landlord and relating to the Premises (the "Option Property"), in consideration of the Option Price (as determined below), and pursuant to and subject to the terms and conditions set forth below. The date Tenant delivers a Purchase Option Notice to Landlord is hereinafter referred to as the "Election Date." Tenant shall have no right to exercise the Purchase Option after the expiration or earlier termination of the Initial Term of this Lease.

21.2  Purchase Price. In the event Tenant delivers a Purchase Option Notice to Landlord, the purchase price for the Option Property (the "Purchase Price") shall be equal to the greater of (i) Two Million Dollars ($2,000,000) or (ii) the fair market value of the Option Property, determined as follows:

21.3  Conference Period. Within thirty (30) days after the Election Date, Landlord shall provide Tenant with Landlord's proposal of the Purchase Price for the Option Property ("Landlord's Proposal"). If, within sixty (60) days following the Election Date, Tenant delivers to Landlord written notice of acceptance thereof, then the Purchase Price shall be equal to Landlord's Proposal; otherwise the parties shall confer in good faith to attempt to reach agreement on the Purchase Price until the expiration of seventy-five (75) days following the Election Date (the "Conference Period") . If Landlord and Tenant do not reach agreement on the Purchase Price during the Conference Period, Tenant shall have the right to withdraw its election to exercise the Purchase Option, exerciseable by delivering written notice to Landlord not later than eighty (80) days after the Election Date (a "Preliminary Withdrawal of Option Notice"), in which event Tenant shall have the right to subsequently exercise the Purchase Option in accordance with this Section 21 at any time following the expiration of twelve (12) months thereafter, but in no event after the expiration of the Initial Term.

21.4  Appraisal Definitions. The following definitions shall apply to the terms set forth below in this Section 21:

(a)  "MAI Institute" means the American Institute of Real Estate Appraisers or its successor organization or, in the event there is no successor organization, the organization and designation most similar;

(b)  "MAI Appraiser" means an individual who holds the MAI designation conferred by, and is an independent member of, the MAI Institute;

(c)  "Qualified Appraiser" means an MAI Appraiser who (x) shall have no potential conflicts of interest as to either of Landlord or Tenant by reason of prior or current representation, working relationships or otherwise; and (y)  have at least five years experience within the past ten years as a commercial real estate appraiser working in the greater San Diego, California area, with knowledge of market values and practices; and

(d)  "Appraisal Commencement Date" means the 90th day following the Election Date.

21.5  Two Appraisals. If Tenant does not deliver to Landlord a Preliminary Withdrawal of Option Notice, then each party shall select a Qualified Appraiser and notify the other party of its selection not later than the Appraisal Commencement Date. Each party shall cause its appraiser, within forty five (45) days following the Appraisal Commencement Date, to determine the Purchase Price and to submit its written, independent determination of Purchase Price to each party. If only one party selects an appraiser and notifies the other party of its selection within the period specified above, and such appraiser gives such notice of the Purchase Price within such forty five (45) day period, the determination of Purchase Price made by that appraiser shall be the Purchase Price. If both appraisers notify both parties of their respective determinations of Purchase Price within such forty five (45) day period, and if the higher appraisal does not exceed 110% of the lower appraisal, the average of such two appraisals shall be the Purchase Price.

21.6  Third Appraiser. If the higher determination of Purchase Price is more than 110% of the lower appraiser, then, within sixty (60) days following the Appraisal Commencement Date, the parties shall select a mutually acceptable third Qualified Appraiser. If the parties are unable to agree upon a third Qualified Appraiser within such time period, then the parties shall jointly file a written request with the local office (i.e., in the San Diego County area) of the MAI Institute requesting that the MAI Institute make a recommendation of a Qualified Appraiser to serve as the third appraiser. The recommendation of the MAI Institute shall be binding upon the parties so long as such appraiser meets the qualifications of a Qualified Appraiser as set forth herein. The third appraiser shall submit to each party its written independent determination of the Purchase Price. If the third appraiser's determination of the Purchase Price is equal to one of, or is within a range between, the first two appraisals, the third appraiser's appraisal shall be the Purchase Price; otherwise, the appraisal furthest from that of the third appraiser shall be disregarded and the average of the remaining two appraisals shall be the Purchase Price. Each party shall pay one-half of the fee of the third appraiser.

21.7  Termination Right. If the Purchase Price as determined by the procedure set forth above in this Section 21 is not acceptable to Tenant, then Tenant shall have the right, exerciseable by delivering written notice to Landlord not later than thirty (30) days after the determination of such Purchase Price, to withdraw its election to exercise the Purchase Option (a "Final Withdrawal of Option Notice"), in which event Tenant shall have the right, exerciseable at any time following the expiration of twelve (12) months after the date of its Final Withdrawal of Option Notice, to subsequently exercise the Purchase Option in accordance with Section 21, but in no event after the expiration of the Initial Term. In the event Tenant delivers a Final Withdrawal of Option Notice to Landlord, Tenant shall reimburse Landlord for its out of pocket appraisal costs, and reasonable attorneys' fees not to exceed Two Thousand Five Hundred Dollars ($2,500), each to the extent incurred pursuant to this Section 21.

21.8  Inspection. Tenant shall have the right, exerciseable at any time during the Term, and at Tenant's cost and expense, to investigate the condition of the Option Property, including without limitation, an engineering study of the structural components of the buildings and other improvements comprising the Option Property, and environmental site assessments to confirm that the Option Property complies with applicable environmental laws. Tenant has performed a so called Phase I Environmental Assessment of the Premises in connection with the transactions contemplated under the Asset Purchase Agreement, and Landlord acknowledges that such previous examination shall not limit or impair Tenant's inspection rights under this Section 21.8.

21.9.  Deed; Title Commitment; Survey; Title Defects; Inspections.

21.9.1  Deed. On the Closing Date (as defined herein), Landlord shall provide a limited warranty deed (the "Deed"), in the form and substance approved by Tenant, conveying to Tenant, or nominee, fee simple indefeasible title to the Option Property, free and clear of all liens, encumbrances and conditions except real estate taxes and assessments, general and special, not yet due and payable, and such other matters as are disclosed in the Title Commitment (defined below) and approved by Tenant in accordance with the provisions of Section 21.9.4 below (the "Permitted Encumbrances")

21.9.2  Title Policy. Landlord shall deliver to Tenant on the Closing Date, as a condition to Tenant's obligation to consummate the purchase of the Option Property, a CLTA Owner's Policy of Title Insurance, containing as exceptions only the Permitted Encumbrances, in an amount equal to the Purchase Price, as evidence of good and marketable title to the Option Property, and insuring all appurtenant easements (the "Title Policy"). Tenant shall have the right, but not the obligation, to upgrade the Title Policy to an ALTA Owner's Policy of Title Insurance (Form 1970-B)(an "ALTA Policy"), in which event Tenant shall pay any additional premium amount required to obtain such ALTA Policy in excess of the premium associated with the Title Policy. Landlord shall provide to the Title Company on the Closing Date a mechanics' lien affidavit to induce the Title Company to delete the mechanics' lien exception from the Title Policy, as to liens that may arise from work commissioned by Landlord, its agents or contractors.

21.9.3  Title Commitment Within thirty (30) days after the Election Date, Landlord shall deliver to Tenant a title commitment ("Title Commitment") from Stewart Title Insurance Company, or such other title insurance company acceptable to Tenant (the "Title Company") for the Title Policy, together with a full and legible copy of each document referred to in Schedule B of the Title Commitment.

21.9.4  Survey; Title Defects. At any time after the Election Date to and including the Closing Date (as defined below), Tenant shall have the right, but not the obligation, to obtain a survey of the Option Property (a "Survey"), in which event Tenant shall pay for any costs to obtain the Survey. Not later than fifteen (15) days after Tenant receives the Title Commitment, or, should Tenant elect to obtain a Survey, not later than fifteen (15) days after Tenant receives both the Title Commitment and Survey, Tenant will give Landlord and the Title Company written notice of any matter disclosed in the Title Commitment or the Survey that is not reasonably approved as a Permitted Encumbrance (as defined below) and objectionable to Tenant (a "Defect"). Notwithstanding the preceding sentence, Tenant shall not be required to give Landlord notice to cure or remove any liens for the payment of money or otherwise curable by payment of a liquidated sum (a "Lien"), as Tenant shall be deemed to have objected to such Liens, such Liens shall be Defects and Landlord shall be unconditionally obligated to cause such Liens to be released of record on or before the Closing Date. As to any matters disclosed in the Title Commitment or Survey that are not objected to by Tenant as a Defect on or before the expiration of such fifteen (15) day period, such matters shall be deemed "Permitted Encumbrances" hereunder. Landlord shall, within thirty (30) days after delivery of Tenant's notice of objection to any Defects, use all commercially reasonably efforts to cure or remove the Defects. If, despite such efforts, Landlord does not cure or remove any Defects, or if the Title Company notifies Landlord and Tenant that it will not issue the Title Policy without showing as an exception any defect(s), then Tenant shall have the right, exerciseable by written notice to Landlord and the Title Company given not later than ten (10) days next following the expiration of Landlord's thirty (30)-day cure period: (i) to waive the Defects, in which event the obligations of Landlord and Tenant hereunder shall not be affected and there shall be no abatement or reduction in the Purchase Price, and the Deed and the Title Policy shall show such Defects and any other Permitted Encumbrances; or (ii)  to rescind Tenant's election to exercise the Purchase Option, in which event Landlord shall pay all appraisal, escrow, title and survey charges incurred to that time.

21.9.5  Casualty Event or Taking From the Election Date to and including the Closing Date, in the event of a Casualty Event or Taking, Tenant shall have the right to extend the Closing Date for a reasonable time, not to exceed one hundred eighty (180) days, to permit the restoration of the Premises in accordance with Section 11 or the resolution of any awards attributable to such Takings pursuant to Section 12. Should Landlord elect to terminate this Lease pursuant to Landlord's termination rights under either Section 11 or Section 12, then Tenant shall have the right, exerciseable by delivering written notice to Landlord, to elect either (i) to rescind its election to exercise the Purchase Option, in which event each party shall pay one half (1/2) of all appraisal, escrow, title and survey charges incurred to that time, or (ii) proceed to close the transaction contemplated by the Purchase Option, in which event (a) Tenant shall be obligated to and shall continue to pay all amounts due hereunder, including rent, during the period prior to consummation of the Purchase Option; and (b) Landlord shall place in escrow, and concurrent with consummation of the Purchase Option, assign to Tenant all insurance proceeds or condemnation awards in respect of such Casualty Event or Taking, respectively.

21.9.5  Liens Landlord shall procure, on or before the Closing Date and at its expense, a satisfaction of mortgage or termination of security interest with respect to any Lien, and the Escrow Agent shall withhold from Landlord's proceeds of sale any amounts necessary to issue the Title Policy without exception for any Lien.

21.9.6  Operations Prior To Closing; Possession. Between the Commencement Date to and including the Closing Date, Landlord shall not enter into any lease or sublease of all or any portion of the Option Property, nor grant any right of first refusal or first offer or other right or interest to any third party nor otherwise encumber or allow or suffer any encumbrance against all or any portion of the Option Property.

21.10.  Closing Date The date of closing of the transaction contemplated by the Purchase Option (the "Closing") shall take place through the Title Company, which Title Company shall act as the "Escrow Agent," on the ninetieth  (90th) day after the determination of the Purchase Price, unless otherwise agreed to in writing by the parties (the "Closing Date"). All documents and funds necessary for the completion of the transaction shall be deposited with the Escrow Agent and the transaction shall close on the Closing Date.

21.11  Closing Costs The Escrow Agent shall charge the following costs and expenses to Landlord on the Closing Date: (i) the cost of the title examination for the Option Property, the fee for issuing the Title Commitment and the premium cost for Title Policy; (ii) one half (1/2) of the costs of any escrow fee; and (iii) the transfer tax imposed on the recording of the Deed to Tenant (based on a total consideration equal to the Option Price). The Escrow Agent shall charge the following costs and expenses to Tenant on the Closing Date: (i) the fees for filing of the Deed; (ii) the cost of any endorsements to the Title Policy required by Tenant; (iii) the costs of any Survey; (iv) one half (1/2) of the costs of any escrow fee, and; (v) the excess premium associated with Buyer's election, if any, to upgrade the Title Policy to an ALTA Policy.

21.12  Transfer Documents. On or before the Closing Date, Landlord shall execute and deliver the following items, and deliver the same to the Escrow Agent: (i) the Deed; (ii) Landlord's affidavit of non-foreign status as contemplated by Section 1445 of the Internal Revenue Code of 1986, as amended; (iii) a recordable satisfaction and release of any Liens encumbering the Option Property; and (iv) a mechanic's lien affidavit in form and substance reasonably acceptable to Title Company in respect of any work or improvements to the Premises commissioned by Landlord or its Related Parties; whereupon Tenant shall deliver the Option Price to the Escrow Agent.

21.13  Termination of Lease Upon Closing. Upon the consummation of the closing for the exercise of the Purchase Option and the purchase and sale of the Option Property thereunder, this Lease shall terminate. Notwithstanding anything contained herein to the contrary, following exercise of the Purchase Option, Tenant shall continue to pay Rent through and including the Closing Date.

22.  Representations and Warranties. Landlord hereby represents and warrants to Tenant the following:

22.1  Landlord has a good, valid and marketable fee simple estate to the Premises. The Premises are free and clear of all conditions, restrictions, encumbrances and other matters (including mortgages, security interests and title defects) except for (i) taxes and assessments, both general and special, including, without limitation, assessments for water and sewer, which are a lien but not yet due and payable; and (ii) easements, licenses, covenants, rights-of-way and other similar restrictions of record (including zoning or building restrictions) that do not materially detract from the value of the Premises or materially interfere with the permitted uses hereunder.

22.2  Landlord has not granted any, is not a party to any agreement providing for, or is not aware of any easements, conditions, reservations, covenants, restrictions, leases, subleases, rights, options or any other matters that could adversely affect the use of any of the Premises for the permitted uses hereunder.

22.3  There are no improvements installed or, to Landlord's Best Actual Knowledge, planned by any public authority any part of the cost of which might be assessed against the Tenant or the Premises.

22.4  To Landlord's Best Actual Knowledge, with respect to the Premises, there are neither any (i) applications, ordinances, petitions, resolutions or other matters pending before any governmental authority having jurisdiction to act on zoning changes that could prohibit or make nonconforming the use of any of the Premises for the permitted uses hereunder nor (ii) any pending or threatened condemnation or eminent domain proceedings, or proposed sale in lieu thereof.

22.5  The Building and other improvements comprising the Premises: (i) have access to public roads or valid easements over private streets or private property for ingress to and egress from all such plants, buildings and structures and (ii) to Landlord's Best Actual Knowledge, have all appropriate public utilities, in each case to the extent necessary for the conduct of the permitted uses hereunder; (iii) do not encroach upon real property of another person or entity and no structure of any other person or entity encroaches upon the Building or other improvements comprising the Premises, and; (iv) are not subject to any material structural defects.

22.6  On or before the Commencement Date, there are no adverse or other parties in possession of the Premises or any portion or portions thereof, and the Premises are free and clear of any and all leases, licenses, occupants or tenants other than Tenant under this Lease.

22.7  To Landlord's Best Actual Knowledge, the Buildings and other improvements comprising the Premises and the current use and operation thereof are in compliance with all applicable laws, including, without limitation, zoning laws and regulations, without variances or conditional use permits. Landlord has not received any written notice alleging any violation of any applicable zoning or subdivision laws, and Landlord has not received any written notice of any application for rezoning or other change in applicable land use laws, ordinances or resolutions in respect of the Premises.

22.8  No mortgage liens encumber the Premises except the liens arising from the Mortgages.

The foregoing representations and warranties under this Lease shall survive the expiration or earlier termination of this Agreement. Landlord shall deliver written notice to Tenant of any facts that would cause any of Landlord's representations or warranties hereunder to be untrue at any time during the Term.

23.  Tenant's Right of First Refusal . Landlord hereby grants to Tenant the right and option of first refusal to purchase the Premises on the following terms and conditions:

23.1  Offer Package. If, at any time during the Term other than the Initial Term, and provided an Event of Default does not exist, Landlord shall receive a bona fide written offer to purchase all or any portion of the Premises (an "Offer") (the Premises, together with all easements, rights, and appurtenances thereto collectively are referred to as the "ROFR Property"), and if Landlord shall in good faith desire to accept such Offer, Landlord shall deliver written notice to Tenant, accompanied by an exact copy of the Offer, together with the name and address of the offeror (an "Offer Package"). Tenant shall have the right, but not the obligation, exerciseable by delivering written notice to Landlord not later than thirty (30) days after Tenant receives the Offer Package, to elect to purchase the ROFR Property for the purchase price and otherwise upon and subject to the same terms and conditions set forth in the Offer, except as provided below. Landlord hereby covenants to Tenant that Landlord shall not entertain any third party offer to purchase less than the entire Premises or any offer for the purchase or other transfer of the Premises and additional property or assets.

23.2  Survival. If Tenant shall not exercise its right of first refusal within the time hereinabove specified, Landlord shall have the right to sell the ROFR Property, but only to the bona fide offeree (or nominee or assignee, if permitted by the Offer, and only upon the terms and conditions contained in such Offer, and in that event, such sale shall be subject to this Lease and all of its terms, including without limitation, and the right of first refusal herein granted, which shall be applicable to subsequent sales of the ROFR Property. The Memorandum of Lease shall include the right of first refusal herein granted to Tenant.

23.3  Exception for Transfers Involving Family Trusts or Related Entities.. Notwithstanding anything contrary provision contained in this Section 23, the provisions of this Section 23 shall not apply to any transfer of Landlord's fee simple interest in and to all or any part of the Premises to (i) John Ross Gregory and/or Rita Ann Gregory (jointly, severally, and collectively, the "Gregorys"), (ii) any corporation, limited liability company, partnership, joint venture, trust, foundation, association, or any other similar organization or entity, in which the Gregorys directly or indirectly own a majority equitable or beneficial interest therein, or (iii) any spouse, parent, child, descendent, or sibling of the Gregorys (an "Eligible Transferee"), provided that such Eligible Transferee assumes in writing Landlord's obligations hereunder and such written agreement is delivered to Tenant. Notwithstanding anything contained herein to the contrary, upon any such transfer to an Eligible Transferee, the Premises (and the owner thereof) shall remain subject to this Lease, including without limitation, Tenant's right of first refusal and Purchase Option.

23.4  Expiration of Right of First Refusal. Tenant shall have no right to exercise the right of first refusal in this Section 23 after the expiration or earlier termination of this Lease.

24.  General Provisions Binding Arbitration; Unlawful Detainer Exception. Subject to the provisions of Sections 24.2, if a dispute arises between the parties concerning the enforcement or the interpretation of any provisions of this Agreement, such dispute shall be submitted to arbitration for resolution. Such arbitration shall be final and binding, and shall be conducted in San Diego, California, before an arbitrator selected from the Commercial Panel of the American Arbitration Association, and shall be conducted in accordance with the rules of the American Arbitration Association then in effect, except that the parties shall be entitled to the same discovery rights normally available to parties involved in civil suits in Superior Court in San Diego County, California. The arbitrator shall be familiar with commercial and business related issues. The parties to the arbitration shall share the costs of the arbitration, although the parties agree that the arbitrator shall have the discretion to award costs and reasonable attorneys fees to the prevailing party. The parties further agree as follows:

24.1  Mandatory Venue. The aforementioned choice of venue is intended by the parties to be mandatory and not permissive in nature, thereby precluding the possibility of litigation between the parties with respect to or arising out of this Agreement in any jurisdiction other than that specified in this Section 24.

24.2  Waiver. Each party hereby waives any right it may have to assert the doctrine of forum non conveniens or similar doctrine, or to object to venue with respect to any proceeding brought in accordance with this Section 24, and stipulates that the Commercial Panel of the American Arbitration Association located in the County of San Diego, State of California, shall have in personam jurisdiction and venue over each of the parties for the purpose of litigating any dispute, controversy, or proceeding arising out of or related to this Agreement.

24.3  Authorization of Service of Process by Mail. Each party hereby authorizes and accepts service of process sufficient for personal jurisdiction in any action against said party as contemplated by this Section 24 by (i) registered or certified mail, return receipt requested, postage prepaid, to said party's address for the giving of notice, or (ii) Federal Express or other internationally operating private overnight courier, postage prepaid, to such party's address for the giving of notice.

24.4  Conclusive Judgment and Enforcement. Any final judgment rendered against a party in any action or proceeding litigated in accordance with this Section 24 shall be conclusive as to the subject of such final judgment, and may be enforced in other jurisdictions in any manner provided by law.

25.  Exceptions to Arbitration. Notwithstanding anything contained herein to the contrary, the California state courts in San Diego County, California shall have sole and exclusive jurisdiction and venue for (a) any actions relating to the operation or enforcement of the provisions of Section 21 or Section 23 of this Agreement and (b) any and all unlawful detainer actions for possession of the Premises.

26.  Attorneys' Fees

26.1  Attorneys Fees; Award to Prevailing Party. In the event any attorney is employed by any party to this Agreement with regard to any legal action, arbitration or other proceeding brought by any party to this Agreement for the enforcement of this Agreement, or because of an alleged dispute, breach, default or misrepresentation in connection with any of the provisions of this Agreement, then the prevailing party, whether at trial or upon appeal, and in addition to any other relief to which the prevailing party may be granted, shall be entitled to recover from the losing party all costs, expenses, and a reasonable sum for attorney fees incurred by the prevailing party in bringing or defending such action, arbitration, or proceeding, and in enforcing any judgment granted therein, all of which costs, expenses and attorneys fees shall be deemed to have accrued upon the commencement of such action and shall be paid whether or not such action is prosecuted to judgment.

26.2.  Judgment or Order Shall Award. Any judgment or order entered in such matter shall contain a specific provision providing for the recovery by the prevailing party of attorney fees, costs, and expenses incurred in enforcing such judgment. For purposes of this Section 26, attorney fees shall include, without limitation, fees incurred in the following: post-judgment motions; contempt proceedings; garnishment, levy, and debtor and third party examinations; discovery; and bankruptcy litigation.

26.3.  Survival of Termination. The provisions of this Section 26 shall survive the termination of this Agreement.

27.  Notices. Any notice, demand, request, consent, approval, payment or communication that either party desires or is required to give to the other party or any other person shall be in writing and either served personally or sent by prepaid first-class mail or by facsimile. Any notice, demand, request, consent, approval, payment or communication that either party desires or is required to give to the other party shall be addressed to:

If to Landlord:	John and Rita Gregory 332 Greenwood Place Bonita, California, U.S.A. 91902 Facsimile: (619) 421-5050
With copy to:	Marco F. Garavaglia, Esq. HARRIGAN RUFF, APC 101 West Broadway, Suite 1600 San Diego, CA 92101-3542 Facsimile: (619) 233-1537
With copy to:	ERNEST S. RYDER, ESQ., A.P.L.C. 101 West Broadway, Suite 1400 San Diego, CA 92101-3542 Attn: Ernest S. Ryder, Esq. Facsimile: (619) 233-1214
Tenant:	BRASS EAGLE, INC. 1201S.E. 30th Street Bentonville, Arkansas 72712 Attn: John Flynn, Esq. Facsimile: (501) 464-6716
With Copy to:	Craig R. Martahus, Esq. THOMPSON, HINE & FLORY, LLP 3900 Key Center 127 Public Square Cleveland, Ohio 44114 Facsimile: (216) 566-5800

28.  Change of Address. Either party may change their address by notifying the other party of the change of address pursuant to this Section. Notice shall be deemed communicated when served personally or within forty-eight (48) hours after the time of mailing or facsimile transmission, if mailed sent by facsimile, as provided in this Section.

29.  Time. Time is of the essence of each provision of this Agreement.

30.  Successors. This Agreement shall be binding on and inure to the benefit of the parties and their successors, except as provided in Section 14.

31.  California Law. This Agreement shall be construed and interpreted in accordance with the laws of the State of California.

32.  Captions. The captions to the Articles, Sections and Paragraphs of this Agreement shall have no effect on its interpretation.

33.  Severability. The unenforceability, invalidity, or illegality of any provision of this Agreement shall not render the other provisions unenforceable, invalid or illegal.

34.  Sale of Premises by Landlord. In the event of any sale of the Premises, Landlord shall be and is hereby entirely freed and relieved of all liability under any and all of its covenants and obligations contained in or derived from this Agreement arising out of any act, occurrence or omission occurring after the consummation of such sale; and the purchaser, at such sale or any subsequent sale of the Premises shall be deemed, without any further agreement between the parties or their successors in interest or between the parties and any such purchaser, to have assumed and agreed to carry out any and all of the covenants and obligations of Landlord under this Agreement. If any obligations or covenants of Landlord arising out of this Agreement do not pass to the purchaser under this Section 34 solely by reason of the sale, Landlord shall be released of liability therefore if the purchaser assumes and agrees to carry out such covenants and obligations of Landlord under this Agreement.

35.  Number and Gender. The use of the singular in this Agreement includes the plural and the use of one gender includes the others whenever the context thereof so requires.

36.  Late Charges. Tenant hereby acknowledges that late payment by Tenant to Landlord of rent or other sums due hereunder will cause Landlord to incur costs not contemplated by this Agreement, the exact amount of which will be extremely difficult to ascertain. Such costs include, but are not limited to, processing and accounting charges, and late charges which may be imposed upon Landlord by terms of any mortgage or trust deed covering the Premises. Accordingly, if any installment of rent or of a sum due from Tenant shall not be paid as prescribed in Section 13 then Tenant shall pay to Landlord a late charge equal to four and one half percent (4.5%) of such overdue amount. The parties hereby agree that such late charges represent a fair and reasonable estimate of the cost that Landlord will incur by reason of the late payment by Tenant.

37.  Holding Over. In the event Tenant should remain in possession of the Premises after the expiration of the Term without exercising an option or executing a new lease or after Landlord has terminated this Agreement by reason of a default by Tenant, such holding over shall be construed as a tenancy from month-to-month at a rental in the amount of one hundred fifty percent (150%) of the last monthly rental due pursuant to the terms of this Agreement.

38.  Entire Agreement. This Agreement constitutes the entire agreement between the parties with respect to the subject matter contained in it and supersedes all prior and contemporaneous agreements, representations, and understandings of the parties. No supplement, modification, or amendment to this Agreement shall be binding unless executed in writing by both of the parties.

39.  Recording Memorandum of Lease. This Agreement shall not be recorded. On or before the Commencement Date, the parties shall execute and deliver a Memorandum of Agreement in recordable form, including the provisions of Sections 21 and 23 hereof and such other terms reasonably requested by Tenant.

40.  Exhibits. The attached Schedule 1 and Schedule 15.1 inclusive, constitutes a material part of this Agreement and is to be construed as incorporated in this Agreement and made a part hereof. If Tenant shall perform all of the covenants and agreements herein provided to be performed by Tenant, Tenant shall, at all times during the Term, have the quiet enjoyment and peaceful possession of the Premises without hindrance from Landlord or any persons claiming by, through, or under Landlord.

IN WITNESS WHEREOF, the parties hereto have executed this Facilities Agreement And Option to Purchase Agreement effective as of the date first set forth above.

LANDLORD:	TENANT:

JOHN ROSS GREGORY and
RITA ANN GREGORY, as Trustees of
THE GREGORY FAMILY TRUST
under Revocable Trust Agreement dated August 31, 1982

By: / s / John Ross Gregory
John Ross Gregory, Trustee

By: /s / Rita Ann Gregory
Rita Ann Gregory, Trustee

BRASS EAGLE, INC., a Delaware corporation By: / s / Lynn Scott Lynn Scott, President

EXHIBIT 10 (xxiii)

BRASS EAGLE INC.

FACILITIES LEASE AND OPTION TO PURCHASE AGREEMENT (Continued)

SCHEDULE 1

METES AND BOUNDS DESCRIPTION OF PREMISES

THE LAND REFERRED TO HEREIN IS SITUATED IN THE STATE OF CALIFORNIA, COUNTY OF SAN DIEGO AND IS DESCRIBED AS FOLLOWS:

THE EAST 171 FEET OF THE FOLLOWING DESCRIBED PROPERTY:

ALL THAT PORTION OF LOT 1 OF SECTION 19, TOWNSHIP 18 SOUTH, RANGE 1 WEST, SAN BERNARDINO MERIDIAN, IN THE CITY OF CHULA VISTA, COUNTY OF SAN DIEGO, STATE OF CALIFORNIA, ACCORDING TO OFFICIAL PLAT THEREOF, DESCRIBED AS FOLLOWS:

COMMENCING AT A POINT ON THE WEST LINE OF SAID SECTION, 812.00 FEET SOUTH OF THE NORTHWEST CORNER THEREOF; THENCE SOUTH ALONG SAID SECTION LINE 508.00 FEET; THENCE EAST AT RIGHT ANGLES 515.00 FEET; THENCE NORTH AT RIGHT ANGLES 508.00 FEET; THENCE WEST AT RIGHT ANGLES 515.00 FEET TO THE POINT OF BEGINNING.

EXHIBIT 10 (XXIV)

BRASS EAGLE INC.

Execution Copy

FIRST AMENDMENT
TO
CREDIT AGREEMENT

FIRST AMENDMENT TO CREDIT AGREEMENT ("Amendment"), dated as of February 1, 2001, among BRASS EAGLE INC., each Subsidiary of Brass Eagle Inc., the LENDERS party hereto and BANK OF AMERICA, N.A., as Administrative Agent.

WITNESSETH:

WHEREAS, pursuant to that certain Credit Agreement dated as of June 30, 2000, between the parties hereto (as renewed, amended, or otherwise modified from time to time, the "Agreement"), Lenders established in favor of Borrower (1) a Revolving Commitment in the maximum amount of $10,000,000, (2) an A Term Loan Commitment in the maximum amount of $28,000,000, and (3) a B Term Loan Commitment in the maximum amount of $2,000,000.

WHEREAS, the Borrower currently (1) has Revolving Loans with an outstanding principal balance of $3,860,000, (2) has an A Term Loan with an outstanding principal balance of $25,200,000, and (3) has not drawn any B Term Loans.

WHEREAS, the parties have agreed to amend the Agreement to (i) permit the Borrower to purchase certain equipment and to facilitate the funding of such purchase, and (ii) adjust the commitments of the various Lenders.

NOW, THEREFORE, in consideration of the premises and the mutual covenants and agreements set forth herein and for other good and valuable consideration, the mutuality, receipt and sufficiency of which are hereby acknowledged, the parties hereto hereby agree as follows:

1.  Definitions. All capitalized terms not otherwise defined herein shall have the meanings given to such terms in the Agreement.

2.  Amendments to Agreement. The Agreement is hereby amended as follows:

(a)  Section 1.1 of the Agreement is hereby amended by:

(i) deleting the last sentence in the definition of "A Term Commitment" in its entirety and replacing it with the following sentence:

"The aggregate amount of the A Term Commitments is $25,200,000.";

(ii) amending the definition of "Capital Expenditures" by adding the following sentence to the end of the definition:

"Notwithstanding the foregoing, the purchase of certain CO2 cartridge manufacturing equipment for the maximum purchase price of $2,400,000 by the Borrower in calendar year 2001 shall not be included in this definition.";

(iii) amending the definition of "Consolidated EBITDA" by adding the following sentence to the end of the definition:

"Except as otherwise specifically mentioned herein, Consolidated EBITDA shall be adjusted upward by (i) $1,940,000 for the fiscal quarter ending December 31, 2000, and (ii) $1,280,000 for the fiscal quarter ending March 31, 2001 (each, an "EBITDA Adjustment").";

(iv) amending the definition of "Excess Cash Flow" by inserting "(without any EBITDA Adjustment)" immediately after "Consolidated EBITDA" in the first line of the definition;

(v) amending the definition of "Fixed Charge Coverage Ratio" by substituting "March 31" for "June 30" in the parenthetical;

(vi) deleting the definition of "Leverage Ratio" in its entirety and replacing it with the following:

""Leverage Ratio" means, as of any date, the quotient of (i) Consolidated Total Debt as of such date divided by (ii) Consolidated EBITDA for the period of four consecutive fiscal quarters ending on, or most recently before, such date."; and

(vii) deleting the third sentence in the definition of "Revolving Commitment" in its entirety and replacing it with the following sentence:

"The aggregate principal amount of the Revolving Commitments at any time shall be the lesser of (a) the Borrowing Base, or (b) $5,500,000."

(b)  Section 2.6(c) of the Agreement is hereby amended in its entirety to read as follows:

"(c) On the last Business Day of September, December, March and June beginning with March, 2001, a payment in reduction of the principal amount of the B Term Loan outstanding, based on the full amortization of the principal over a four and one-half (4 1/2) year amortization period, shall be due and payable."

(c)  Section 6.1(d) of the Agreement is hereby amended in its entirety to read as follows:

"within 30 days after the end of each accounting month of Borrower, (i) its consolidating balance sheet and related statements of income, stockholders' equity and cash flows as of the end of and for such month and the then elapsed portion of the fiscal year, setting forth in each case in comparative form the figures for the corresponding period or periods of (or, in the case of the balance sheet, as of the end of) the previous fiscal year and (ii) unaudited financial information for each of the Borrower's and each consolidated Subsidiary's business lines, all certified by one of its Financial Officers as presenting fairly in all material respects the financial condition and results of operations of the Borrower and the consolidating Subsidiaries on a consolidating basis in accordance with GAAP consistently applied, subject to normal year-end audit adjustments and the absence of footnotes, together with a schedule of other audited financial information consisting of consolidating or combining details in columnar form with the Subsidiaries separately identified, in accordance with GAAP consistently applied;".

(d)  Section 7.13 of the Agreement is hereby amended in its entirety to read as follows:

"The Borrower will not permit the Consolidated EBITDA (without any EBITDA Adjustment) to be below $17.5 million year to date at the fiscal year ending December 31, 2000."

(e)  Section 7.15 of the Agreement is hereby amended by substituting "March 31" for "June 30" in the first line of the table.

(f)  Section 10.1(b) of the Agreement is hereby amended in its entirety to read as follows:

"if to the Administrative Agent, or BOA as Issuing Bank:

David A. Johanson
Vice President
Bank of America, N.A.
231 S. LaSalle Street
IL1-231-08-30
Chicago, Illinois 60697
Telephone: (312) 828-7933
Facsimile: (312) 974-9102

with a copy to:

Keith Schmelder
Senior Vice President
Bank of America, N.A.
800 Market Street
MO1-800-12-20
St. Louis, Missouri 63101
Telephone: (314) 466-6112
Facsimile: (314) 466-6744

3.  Schedules. Schedules 2.1, 4.5, and 4.20 to the Agreement shall be replaced by Schedules 2.1, 4.5 and 4.20 attached hereto.

4.  Amendment Fees. The Borrower, on behalf of the Loan Parties, agrees to pay Administrative Agent, on behalf of the remaining Lenders, up front fees related to this Amendment of (a) 12.5 bps on the existing Revolving Commitment, A Term Commitment, and B Term Commitment of each remaining Lender, totaling $34,875, and (b) 40 bps on the increased Revolving Commitment, A Term Commitment, and B Term Commitment of each remaining Lender, totaling $19,200 (together, the "Amendment Fee"). The Amendment Fee shall be due and payable upon the execution of this Amendment.

5.  Appraisal Requirement. Within 60 days of the effectiveness of this Agreement, a third party acceptable to Administrative Agent, in its sole and absolute discretion, shall appraise the CO2 cartridge manufacturing equipment to be purchased, in part, from the proceeds of the B Term Loan. If the appraised value of such equipment is determined to be less than $2,000,000, then the Borrower shall make a mandatory prepayment of the B Term Loan (to be applied in the inverse order of maturity to the remaining principal installments) in an amount necessary to reduce the outstanding principal balance of the B Term Loan to equal the appraised value of such equipment. Any amount required to be paid as a mandatory prepayment as a result of such appraisal shall not be included in the calculation of Consolidated Fixed Charges.

6.  Conditions to Effectiveness. This Amendment shall become effective as of the date first written above, when and only when Administrative Agent shall have received (i) this Amendment duly executed by the Borrower and the other Lenders, (ii) revised Notes for the A Term Loan, B Term Loan and Revolving Loan in the form of Exhibit C-1 of the Agreement, duly executed by the Borrower, which revised Notes shall supercede and replace the Notes for the A Term Loan, B Term Loan and Revolving Loan outstanding on the date hereof, (iii) a revised Perfection Certificate, (iv) payment in full of the Amendment Fee, (v) payment in full of all the outstanding out-of-pocket expenses, including those incurred in connection with this Amendment, required to be paid in accordance with Section 10.3 of the Agreement (other than any fees related to the appraisal of the CO2 cartridge manufacturing equipment which shall be paid separately upon completion of such appraisal), (vi) a certificate from the Secretary of the Borrower attesting to the resolutions of the Borrower's Board of Directors authorizing the execution and delivery of this Amendment and authorizing specific officers of the Borrower to execute the same, and (vii) such other certificates, instruments, documents, agreements and opinions of counsel as may be required by Administrative Agent or its counsel, each of which shall be in form and substance satisfactory to Administrative Agent and its counsel.

7.  Representations and Warranties. The Borrower hereby represents and warrants to the Credit Parties as follows:

(a)  This Amendment and the Agreement, amended hereby, constitute legal, valid and binding obligations of the Borrower and are enforceable against the Borrower in accordance with their respective terms.

(b)  Upon the effectiveness of this Amendment, the Borrower hereby reaffirms all covenants, representations and warranties made in the Agreement to the extent the same are not amended hereby and agrees that all such covenants, representations and warranties shall be deemed to have been remade as of the effective date of this Amendment.

(c)  The Borrower is in compliance with all the terms and provisions set forth in the Agreement and no Event of Default or Default has occurred and is continuing or would exist after giving effect to this Amendment.

(d)  The Borrower has no defense, counterclaim or offset with respect to the Agreement or any of the other Loan Documents.

8.  Voluntary Agreement. Each party represents and warrants to the other that it has consulted or has had the opportunity to consult with counsel regarding this Amendment, that it is fully aware of the terms contained herein and that it has voluntarily and without coercion or duress of any kind entered into this Amendment.

9.  Authority. By execution hereof, each of the persons signing on behalf of the parties hereto hereby represents and warrants that each is fully authorized to act and execute this Agreement on behalf of their respective party.

10.  Effect on the Credit Agreement.

(a)  Upon the effectiveness of this Amendment, each reference in the Agreement to "this Agreement," "hereunder," "hereof," "herein" or words of like import shall mean and be a reference to the Agreement as amended hereby.

(b)  Except as specifically amended herein, the Agreement, the Loan Documents, and all other documents, instruments and agreements executed and/or delivered in connection therewith, shall remain in full force and effect, and are hereby ratified and confirmed.

(c)  The execution, delivery and effectiveness of this Amendment shall not operate as a waiver of any right, power or remedy of Lenders, nor constitute a waiver of any provision of the Agreement, the Loan Documents, or any other documents, instruments or agreements executed and/or delivered under or in connection therewith.

11.  Governing Law. This Amendment shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns and shall be governed by and construed in accordance with the laws of the State of Missouri.

12.  Headings; Recitals. Section headings in this Amendment are included herein for convenience of reference only and shall not constitute a part of this Amendment for any other purpose. The recitals set forth herein are hereby incorporated into this Amendment and form a part hereof, the truth and accuracy of which is evidenced by each party's execution hereof.

13.  Counterparts. This Amendment may be executed by the parties hereto in one or more counterparts, each of which taken together shall be deemed to constitute one and the same instrument.

14.  Missouri Revised Statute Section 432.045. ORAL AGREEMENTS OR COMMITMENTS TO LOAN MONEY, EXTEND CREDIT OR TO FORBEAR FROM ENFORCING REPAYMENT OF A DEBT INCLUDING PROMISES TO EXTEND OR RENEW SUCH DEBT ARE NOT ENFORCEABLE. TO PROTECT YOU (BORROWER) AND US (LENDER) FROM MISUNDERSTANDING OR DISAPPOINTMENT, ANY AGREEMENTS WE REACH COVERING SUCH MATTERS ARE CONTAINED IN THIS WRITING, WHICH, TOGETHER WITH THE LOAN DOCUMENTS, IS THE COMPLETE AND EXCLUSIVE STATEMENT OF THE AGREEMENT BETWEEN US, EXCEPT AS WE MAY LATER AGREE IN WRITING TO MODIFY IT.

[BALANCE OF PAGE INTENTIONALLY BLANK]

IN WITNESS WHEREOF, this Amendment has been duly executed as of the day and year first written above.

BRASS EAGLE INC.

By: /s/ J. R. Brian Hanna
Name: J. R. Brian Hanna
Title: Chief Financial Officer

Address:1201 S.E. 30th Street
Bentonville, Arkansas 72712

JT USA INC.

By:/s/ Lynn Scott
Name:Lynn Scott
Title: President

Address: 515 Otay Valley Drive
Chula Vista, California 91911

IN WITNESS WHEREOF, this Amendment has been duly executed as of the day and year first written above.

BANK OF AMERICA, N.A., individually and as Administrative Agent
By: /s/ Keith M. Schmelder
Name: Keith M. Schmelder
Title: Senior Vice President

Address: 800 Market Street
Saint Louis, Missouri 63101

SUNTRUST BANK
By:/s/ Renee D. Drake
Name: Renee D. Drake
Title: Vice President

Address: 6410 Poplar Avenue
Memphis, Tennessee 38119

Schedule 2.1

List of Commitments

Name of Lender	A Term Commitment	B Term Commitment	Revolving Commitment

Bank of America, N. A.	$16,800,000	$1,333,000	$3,667,000

SunTrust Bank	$ 8,400,000	$ 667,000	$1,833,000

Total	$25,200,000	$2,000,000	$5,500,000

EXHIBIT 11

BRASS EAGLE INC.
STATEMENT OF COMPUTATION OF EARNINGS PER SHARE
(In thousands except share and per share data)

	2000	1999	1998
Basic Earnings Per Share
Net Income Available to Common Stockholder's	$ 8,668	$ 8,185	$ 8,195
	==========	=========	=========
Basic Weighted Average Share Outstanding	7,136,648	7,246,026	7,239,092
	==========	=========	=========
Basic Earnings Per Share	$ 1.21	$ 1.13	$ 1.13
	==========	=========	=========

Diluted Earnings Per Share
Net Income Available to Common Stockholder's	$ 8,668	$ 8,185	$ 8,195
	==========	=========	=========
Basic Weighted Average Common Shares
Outstanding	7,136,648	7,246,026	7,239,092
Add Dilutive Effect of Stock Options	385,493	424,638	432,853
Weighted Average Dilutive Common Shares
Outstanding	7,522,141	7,670,664	7,671,945
	==========	=========	=========
Diluted Earnings Per Share	$ 1.15	$ 1.07	$ 1.07
	==========	=========	=========

EXHIBIT 21

BRASS EAGLE INC.

SUBSIDIARIES OF THE REGISTRANT

Brass Eagle Inc., a Delaware corporation, is the parent company. Brass Eagle Challenge Park Inc., a wholly owned subsidiary of Brass Eagle Inc., owns 87% of Challenge Park Xtreme LLC. JT USA Inc. is a wholly owned subsidiary of Brass Eagle Inc. Brass Eagle Inc. owns 100% of Brass Eagle Mississippi LLC.

Name	Jurisdiction Of Incorporation Or Organization
Brass Eagle Challenge Park Inc.	Delaware corporation
Challenge Park Xtreme LLC d/b/a Challenge Park Xtreme	Arkansas limited liability company
JT USA Inc.	Delaware corporation
Brass Eagle Mississippi LLC	Delaware limited liability company

EXHIBIT 23

BRASS EAGLE INC.

CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
Brass Eagle Inc.

We hereby consent to the incorporation by reference of our report on the consolidated financial statements appearing in Brass Eagle Inc. Annual Report on Form 10-K for the year ended December 31, 2000, in the Registration Statement on Form S-8 (as amended, Reg. No. 33-61173) filed with the Securities and Exchange Commission on August 19, 1998 pertaining to the Brass Eagle Inc. 1997 Stock Option Plan and on Form S-8 (as amended, Reg. No. 33-61175) filed with the Securities and Exchange Commission on August 19, 1998 pertaining to the Brass Eagle Inc. Employee Stock Purchase Plan.

                                                                 Crowe, Chizek and Company LLP

Oak Brook, Illinois
March 15, 2001

EXHIBIT 24

BRASS EAGLE INC.

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that the undersigned constitutes and appoints E. Lynn Scott and J.R. Brian Hanna, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign the Annual Report on Form 10-K of Brass Eagle Inc. for the fiscal year ended December 31, 2000 and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

/s/ Marvin W. Griffin
Marvin W. Griffin
Director

Date:  March 15, 2001

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that the undersigned constitutes and appoints E. Lynn Scott and J.R. Brian Hanna, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign the Annual Report on Form 10-K of Brass Eagle Inc. for the fiscal year ended December 31, 2000 and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

/s/ Anthony J. Dowd
Anthony J. Dowd
Director

Date:  March 15, 2001

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that the undersigned constitutes and appoints E. Lynn Scott and J.R. Brian Hanna, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign the Annual Report on Form 10-K of Brass Eagle Inc. for the fiscal year ended December 31, 2000 and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

/s/ H. Gregory Wold
H. Gregory Wold
Director

Date:  March 15, 2001

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that the undersigned constitutes and appoints E. Lynn Scott and J.R. Brian Hanna, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign the Annual Report on Form 10-K of Brass Eagle Inc. for the fiscal year ended December 31, 2000 and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

/s/ Robert P. Sarrazin
Robert P. Sarrazin
Director

Date:  March 15, 2001

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that the undersigned constitutes and appoints E. Lynn Scott and J.R. Brian Hanna, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign the Annual Report on Form 10-K of Brass Eagle Inc. for the fiscal year ended December 31, 2000 and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

/s/ C. Miles Schmidt, Jr.
C. Miles Schmidt, Jr.
Director

Date:  March 15, 2001