Form 10-Q
period 2001-03-31
BRASS EAGLE INC
filed 2001-05-11
CIK 1046112

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

/X/            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2001.

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

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes X No___

The number of shares of the Registrant's Common Stock, $0.01 par value, outstanding as of May 8, 2001 was 7,144,038.

BRASS EAGLE INC.

FORM 10-Q

QUARTER ENDED MARCH 31, 2001

INDEX

Part I:	Financial Information
Item1.	Condensed Consolidated Financial Statements

Independent Accountants' Report

Condensed Consolidated Balance Sheets as of March 31, 2001
(unaudited) and December 31, 2000

Condensed Consolidated Statements of Operations for the Three Months
ended March 31, 2001 (unaudited) and March 31, 2000 (unaudited)

Condensed Consolidated Statements of Comprehensive Income for the
Three Months Ended March 31, 2001 (unaudited) and March 31, 2000
(unaudited)

Condensed Consolidated Statements of Cash Flows for the Three
Months ended March 31, 2001 (unaudited) and March 31, 2000
(unaudited)

Notes to Condensed Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and
Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Part II:	Other Information

Item 6.	Exhibits and Reports on Form 8-K

Signatures

PART I:    FINANCIAL INFORMATION

Item 1.   - Financial Statements

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Shareholders
Brass Eagle Inc.
Bentonville, Arkansas

We have reviewed the condensed consolidated balance sheet of Brass Eagle Inc. as of March 31, 2001 and the related condensed consolidated statements of operations, condensed consolidated statements of comprehensive income and cash flows for the three months ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

Crowe, Chizek and Company LLP

Oak Brook, Illinois
April 24, 2001

BRASS EAGLE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except share data)

	MARCH 31,	DECEMBER 31,
	2001	2000
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$ 1,119	$ 3,457
Accounts receivable - less allowance
for doubtful accounts of $451 in 2001
and $393 in 2000	18,852	25,881
Due from affiliate	0	326
Inventories	13,448	14,003
Prepaid expenses and other current assets	894	790
Deferred taxes	1,848	1,780
Total current assets	36,161	46,237
Property, plant and equipment, net	17,096	14,911
Other assets:
Other assets	380	325
Intangible assets, net	33,798	34,343
	$ 87,435	$ 95,816
	===========	===========
Liabilities and stockholders' equity
Current liabilities
Revolving credit facility	$ 0	$ 3,860
Accounts payable	4,534	7,340
Accrued expenses	6,098	7,853
Current maturities of long-term debt	5,607	5,607
Total current liabilities	16,239	24,660
Long-term debt, less current maturities	18,912	19,615
Deferred income taxes	654	821
Stockholders' equity
Common stock, $.01 par value, 10,000,000 shares
authorized, 7,262,835 issued and 7,143,135
outstanding in 2001; 7,258,290 issued and
7,138,590 outstanding in 2000	73	73
Additional paid-in capital	25,824	25,802
Accumulated other comprehensive income	(420)	0
Retained earnings	26,696	25,388
Treasury stock 119,700 shares at cost	(543)	(543)
	51,630	50,720
	$ 87,435	$ 95,816
	===========	==========
See accompanying notes to condensed consolidated financial statements.

BRASS EAGLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except share and per share data)

	THREE MONTHS ENDED
	MARCH 31,
	2001	2000
	(unaudited)

Net sales	$ 20,770	$ 15,027
Cost of sales	12,233	10,197
Gross profit	8,537	4,830

Operating expenses	5,871	3,688
Operating income	2,666	1,142

Minority interest	54	10
Interest income	73	147
Interest expense	(613)	0
	(486)	157
Income before income taxes	2,180	1,299

Provision for income taxes	872	487

Net income	$ 1,308	$ 812
	========	=======

Net income per share:
Basic	$ 0.18	$ 0.11
Diluted	0.17	0.11

Weighted average shares outstanding:
Basic	7,142,907	7,134,942
Diluted	7,557,250	7,527,444

See accompanying notes to condensed consolidated financial statements.

BRASS EAGLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	THREE MONTHS ENDED
	MARCH 31,
	2001	2000
	(unaudited)

Net income	$ 1,308	$ 812
Other comprehensive income (loss):
Loss on derivative, net of tax	(420)	0
Comprehensive income	$ 888	$ 812
	========	=======

See accompanying notes to condensed consolidated financial statements.

BRASS EAGLE INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	THREE MONTHS ENDED
	MARCH 31,
	2001	2000
	(Unaudited)
Cash flows from operating activities
Net income	$ 1,308	$ 812
Adjustments to reconcile net income to net cash from operating activities
Deferred income taxes	44	(145)
Depreciation and amortization	1,051	466
Provision for doubtful accounts	58	10
Minority interest	(54)	(10)
Stock compensation expense	6	9
Loss on disposition of equipment	0	67
Changes in assets and liabilities
Accounts receivable	6,946	1,672
Inventories	555	435
Prepaid expenses and other assets	207	868
Accounts payable and accrued expenses	(4,561)	1,978
Net cash from operating activities	5,560	6,162
Cash flows from investing activities
Purchases of property and equipment	(330)	(653)
Acquisition of Nittan assets	(2,322)	0
Funds deposited in escrow	0	(1,000)
Net cash from investing activities	(2,652)	(1,653)
Cash flows from financing activities
Payments on long-term debt	(1,402)	0
Net payments on line of credit	(3,860)	0
Issuance of stock	16	17
Net cash from financing activities	(5,246)	17
Net change in cash	(2,338)	4,526
Cash at beginning of period	3,457	3,185
Cash at end of period	$ 1,119	$ 7,711
	========	========
Supplemental disclosures of cash flow information
Cash paid (refunded) during the period:
Taxes	1,521	(940)
Interest	661	0

See accompanying notes to condensed consolidated financial statements.

BRASS EAGLE INC.

Notes to Condensed Consolidated Financial Statements
(All information for the three month periods ended March 31, 2001 and 2000 is unaudited)

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

Interim Results:  The accompanying condensed consolidated balance sheet at March 31, 2001 and the condensed consolidated statements of operations and cash flows for the three month periods ended March 31, 2001 and 2000 are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the results of the interim periods. The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the results expected for the full calendar year. Because all of the disclosures required by generally accepted accounting principles are not included, these interim statements should be read in conjunction with the financial statements and notes thereto contained in Brass Eagle's annual Report on Form 10-K for the fiscal year ended December 31, 2000.

NOTE 2 - INVENTORIES

Inventories consist of the following components (in thousands):

	March 31,	December 31,
	2001	2000

Finished goods	$ 9,381	$ 8,697
Raw materials	4,067	5,306
	$ 13,448	$ 14,003
	========	========

NOTE 3 - FINANCIAL INSTRUMENTS

Brass Eagle adopted the FASB SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities", on January 1, 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

During fiscal 2000, Brass Eagle entered into an interest rate swap arrangement, which is a derivative financial instrument with a bank. The purpose of the interest rate swap arrangement is to reduce exposure to interest rate fluctuations by effectively fixing the interest rate on part of the borrowings under Brass Eagle's term debt. The term of the hedge is through August 29, 2003. As a result of its adoption of SFAS No. 133, Brass Eagle recorded a loss to Comprehensive Income of $420,000, net of income taxes of $280,000, during the three months ended March 31, 2001.

NOTE 4 - ACQUISITION

On March 5, 2001, Brass Eagle acquired selected machinery and equipment from Nittan USA, Inc., a manufacturer of CO2 jets, for $2.3 million in cash. Brass Eagle has agreed to lease facilities in Batesville, Mississippi to house the equipment and produce CO2 jets, which are sold to Brass Eagle customers.

NOTE 5- CREDIT FACILITY & LONG-TERM DEBT BORROWINGS

The original Senior Credit Facility dated June 30, 2000 modified on February 1, 2001 is comprised of a $5.5 million revolving credit facility, a $2.0 million term loan and a $25.2 million term loan used for the acquisition of substantially all the assets of JT USA, L.P. The funds available under the revolving credit facility are limited to eligible accounts receivable and inventory, as defined, up to a maximum of $5.5 million. The credit facility is also secured by all real property exclusive of Brass Eagle's investment in Challenge Park LLC.

The $25.2 million term loan requires quarterly principal payments of $1.4 million and matures in June 2005. Borrowings bear interest as designated by Brass Eagle at either the bank's prime rate (adjusted up to prime plus 1.50% based on Brass Eagle's leverage ratio) or LIBOR (plus 1.25% to 2.50% based on Brass Eagle's leverage ratio).

The agreement includes certain restrictive covenants including maintaining a minimum net worth of $40.0 million at the time of borrowing plus 75% of cumulative net income, a leverage ratio of 2.00, a fixed charge coverage ratio of 2.25 from March 31, 2001 to September 30, 2001 and 2.50 at December 31, 2001 and beyond. The agreement also limits capital expenditures to $4.5 million in 2001 excluding the purchase of the Nittan assets. Brass Eagle was in compliance with these covenants at March 31, 2001. In addition, the agreement provides for an excess cash flow recapture requirement for the first two years of the agreement equal to 50% of the excess cash flow over fixed charges not to exceed $750,000.

ITEM 2. -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements for the three months ended March 31, 2001 and the 2000 10-K.

Special Note Regarding Forward-Looking Statements

      Certain statements in this filing and in other filings by Brass Eagle with the Securities and Exchange Commission and in press releases, presentations by Brass Eagle or its management and oral statements may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may include statements regarding Brass Eagle's financial position, results of operations, market position, product development, regulatory matters, growth opportunities and growth rates, acquisition and divestiture opportunities, and other similar forecasts and statements of expectation. Words such as expects, anticipates, intends, plans, projects, believes, seeks, estimates, should, may, would, will and variations of these words and similar expressions, are intended to identify these forward-looking statements. The statements are not statements of historical fact. Rather, they are based on Brass Eagle's estimates, assumptions, projections and current expectations, and are not guarantees of future performance. Brass Eagle disclaims any obligation to update or revise any forward-looking statement based upon the occurrence of future events, the receipt of new information, or otherwise. The forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of Brass Eagle to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause Brass Eagle's actual results to differ materially from the results, projections and expectations expressed in the forward-looking statements include, but are not limited to, the following possibilities:

(1) Intensifying competition, including specifically the intensification of price competition, the entry of new competitors and the introduction of new products by new and existing competitors

(2) Failure to obtain new customers or retain existing customers or maintain relationships with mass merchandisers

(3) Inability to carry out marketing and sales plans or to integrate acquired businesses

(4) Loss of key executives

(5) General economic and business conditions which are less favorable than expected

(6) Failure to maintain credit facilities on satisfactory terms

(7) Unanticipated changes in industry trends

(8) Changes in general economic conditions that might impact the demand for Brass Eagle's products.

(9) Decreases in customer spending levels due to general economic conditions or other factors affecting their volume of business.

RESULTS OF OPERATIONS

The following table sets forth operations data as a percentage of net sales for the periods indicated:

	Three Months Ended
	March 31,
	2001	2000
Net sales	100.0%	100.0%
Cost of sales	58.9%	67.9%
Gross profit	41.1%	32.1%
Operating expenses	28.3%	24.5%
Operating income	12.8%	7.6%
Net income	6.3%	5.4%

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

Net Sales.  Net Sales increased by 38.7% to $20.8 million for the three months ended March 31, 2001, compared to $15.0 million for the three months ended March 31, 2000. The increase in sales was primarily due to the JT USA acquisition with increased sales to mass merchandising customers being a secondary reason.

Domestic sales of Brass Eagle products increased by 38.5% to $19.8 million (or 95.2% of sales) for the three months ended March 31, 2001 from $14.3 million (or 95.1% of sales) for the three months ended March 31, 2000. International sales increased by 36.4% to $1.0 million (4.8% of sales) for the three months ended March 31, 2001 from $733,000 (or 4.9% of sales) for the three months ended March 31, 2000. The increase in international sales was primarily due to the JT USA acquisition.

Gross Profit.  Gross profit as a percentage of net sales increased to 41.1% for the three months ended March 31, 2001, compared to 32.1% for the three months ended March 31, 2000. The increase was due primarily to cost savings resulting from Brass Eagle sourcing masks, as a result of its acquisition of the assets of JT USA versus purchasing masks for resale. A secondary reason for the margin improvement was cost savings resulting from Brass Eagle sourcing some products in Mexico.

Operating Expenses.  Operating expenses increased 59.5% to $5.9 million in the three months ended March 31, 2001, compared to $3.7 million in the three months ended March 31, 2001, reflecting the increased variable costs associated with the increase in revenues and increased selling, administrative and amortization expenses associated with the JT USA operations.

Operating Income.  Operating income increased by 145.5% to $2.7 million in the three months ended March 31, 2001, compared to $1.1 million in the three months ended March 31, 2000. The increase was primarily due to increased unit sales volume and improved gross profit margins.

Interest.  Brass Eagle recorded net interest expense of $540,000 for the three months ended March 31, 2001, compared to net interest income of $147,000 for the three months ended March 31, 2000. The increase in net interest expense was due to the establishment of a term loan on June 30, 2000 of $28.0 million in connection with the JT USA acquisition.

Income Tax Rate.  Brass Eagle's effective federal and state income tax rate was 40.0% for the three months ended March 31, 2001 and 37.5% for the three months ended March 31, 2000. The increase in the income tax rate is due to higher effective state taxes primarily due to a reduction in tax credits received from the State of Missouri and the JT USA operations are located in California, a higher state tax jurisdiction.

Liquidity and Capital Resources

At March 31, 2001, Brass Eagle had working capital of $19.9 million. Brass Eagle is planning capital expenditures of approximately $2.1 million for the remainder of 2001 for the expansion and improvement of manufacturing capacity. The investments will be funded from available cash and borrowings from the credit facility.

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

Net cash provided by operating activities for the three months ended March 31, 2001 was $5.6 million, consisting primarily of net income of $1.3 million, depreciation and amortization expense of $1.1 million, plus a net decrease in accounts receivable of $7.0 million, a decrease in accounts payable and accrued expenses of $4.6 million, a decrease in prepaid expenses of $207,000 and a decrease in inventory of $555,000.

Net cash used in investing activities was $2.7 million for the three months ended March 31, 2001. This was due to the acquisition of selected assets of Nittan USA, Inc. for $2.3 million and purchases of property and equipment of $330,000.

Net cash used in financing activities was $5.2 million in the three months ended March 31, 2001, due to the reduction of long-term debt of $1.4 million and payments on the line of credit of $3.9 million, offset by the issuance of common stock of $16,000 .

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The following table provides information on Brass Eagle's fixed maturity investments as of March 31, 2001 that are sensitive to changes in interest rates. The table also presents the debt upon which an interest rate swap agreement was entered. Since the interest rate swap effectively fixes the interest rate on the notional amount of debt, changes in interest rates have no current effect on the interest expense recorded by Brass Eagle on the portion of the debt covered by the interest rate swap.

Liability	Amount	Maturity Date
Variable rate debt	$23.8 million	June 30, 2005
Interest rate swap notional amount (Amount included in $24.5 million)	$14.0 million	August 29, 2003

Item 6.  Exhibits and Reports on Form 8-K

     The following exhibits are filed with this Report:

(a)  Exhibits

Exhibit
Number	Description of Document
10(i)	Supply Contract between IGA Wollin de Mexico and Brass Eagle dated April 2, 2001
11	Statement of Computation of Earnings Per Share

______________________________________________________________________________

(b)  Reports on Form 8-K:

Brass Eagle filed no Current Reports on Form 8-K during the 1st quarter of 2001.

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Brass Eagle Inc.

Date: May 11,2001	By: /s/ J. R. Brian Hanna
J. R. Brian Hanna
Vice President-Finance and Chief Financial Officer and Treasurer
(on behalf of the Registrant and as the Registrant's principal Financial and Accounting Officer)

BRASS EAGLE INC.

EXHIBIT INDEX

    The following exhibits are filed with this Report:

NUMBER	DESCRIPTION OF DOCUMENT
10(i)	Supply Contract between IGA Wollin de Mexico and Brass Eagle dated April 2, 2001
11	Statement of Computation of Earnings Per Share

BRASS EAGLE INC.

Exhibit 10(i)

Confidential portions of the Supply Contract with IGA Wollin de Mexico have been omitted and filed separately with the Commission.

SUPPLY CONTRACT

This Supply Contract is executed this 2nd day of April, 2001, by and between Brass Eagle Inc., a Delaware corporation ("BE") and IGA Wollin de Mexico, a Wollin product corporation ("IGA").

   WHEREAS BE desires to outsource certain paintball markers and viewloader products for manufacture;

   WHEREAS IGA has expressed a willingness and ability to produce such products;

   NOW, THEREFORE, the parties agree as follows:

   1.  IGA agrees to manufacture the paintball markers and viewloader products listed on Exhibit A ("markers") at its plant in Monterey, Mexico, commencing on the dates indicated on Exhibit A, in whatever quantities are required by BE and in accordance with the specifications and Designs provided by BE in writing to IGA for each of the markers.

   2.  All markers will be shipped to BE f.o.b. Laredo, Texas, BE's payment terms shall be 2% 10 net 30 days.

   3.  (a)  IGA warrants that the markers will be manufactured in accordance with the specifications and designs provided in writing by BE to IGA, and where no specifications are provided, according to high quality standards currently prevalent in the paintball industry. IGA will be responsible for returns due to manufacturing defects, but not returns for other reasons."

       (b)  IGA's warranty for defective product will be for 90 days from the date of sale to the ultimate consumer.

      (c)  Save for the warranties contained in this Section, IGA disclaims all warranties (other than what is expressly set forth herein), either express, implied or by operation of law, including but not limited to implied warranties of merchantability and fitness for a particular purpose, with respect to the markers and any other materials supplied hereunder."

   4.  (a)  IGA shall be responsible for product liability if the claim or lawsuit relates to a non-design related defect or alleged defect in the product.

       (b)  BE shall be responsible for product liability if the claim or lawsuit arises in relation to a design related defect or alleged defect in the product.

       (c)  Except as specifically set forth herein, it is specifically understood and agreed that IGA shall not be responsible for any indirect, special, incidental or consequential loss or damage whatsoever (including without limitation lost profits and opportunity costs) arising out of this Contract or anything done in connection herewith, in contract or in tort, under any warranty or otherwise.

       (d)  Each party agrees to hold harmless and defend the other party from claims or lawsuits for product liability, consistent with Sections 4(a) and (b) above. The parties will both maintain general liability insurance covering product liability claims in the amount of at least $1million, and shall provide the other with Certificates of Insurance so indicating.

   5.  BE will provide to IGA rolling 3 month purchase orders on finished goods product, and rolling 30 days on component parts. IGA agrees to maintain a pre-determined level of safety stock of products, as indicated on Exhibit C.

   6.  IGA agrees to follow BE procedures as approved per Process Certification, with regard to approved Vendors, approved part numbers by vender, approved text methods and approved product audits. IGA will transmit information to BE on a regular basis, sharing the result of such testing.

   7.  IGA agrees to provide a full-time planner, a full-time engineer, and a full-time buyer dedicated solely to this BE project.

   8.  Cost savings that are achieved on purchased components will be shared xxxxx between BE and IGA.

   9.  In the case of savings by capital investment, BE will provide 100% of the capital required, and BE shall be entitled to 100% of the pricing benefit. When IGA's engineering efforts are involved to achieve the savings, then the savings shall be attributed 75% to BE and 25% to IGA.

   10.  Pricing for the markers shall be approved by BE using the quote format provided by IGA as shown on Exhibit D. Labor and overhead rates shall initially be at xxxxxxxxxxxxxx, and may be increased by not more than 2% for any year of the term of this contract. xxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxx.

   11.  All BE Purchase Order terms and conditions shall apply. In the event of a conflict, this Contract shall take precedence over the BE Purchase Order terms.

   12.  This shall be an exclusive arrangement, and IGA shall not do work for any other company in the paintball field during the term of this Contract.

   13.  BE shall provide certain tools and dies to IGA, to enable IGA to do the work under this Contract. These tools and dies shall remain the property of BE. The initial property of BE located at IGA is listed on Exhibit E. The parties shall update this Exhibit from time-to-time hereafter. IGA agrees to return this property to BE at any time upon BE's request without setoff and without holding the property pending receipt of funds due or allegedly due.

   14.  The term of this Contract shall run until December 31, 2003. Thereafter it shall renew on a year-to-year basis, unless either party gives, at least 180 days prior to year end, a written notice terminating the Contract. BE may terminate this Contract at any time without cause upon at least 180 days prior written notice, or upon at least 30 days prior notice for cause. "Cause" shall include any breach or failure by IGA to comply with the terms and conditions herein. Upon any termination of this Contract, the parties shall promptly return to each other all equipment and all confidential information provided to each other in connection with this Contract, without setoff and without holding the property pending receipt of funds due or allegedly due.

   15.  All dollar amounts in this Contract shall be in U. S. dollars.

   16.  This contract shall be governed by the laws of the State of Arkansas, U. S. A.

   17.  This Contract, the Exhibits and the BE Purchase Orders shall constitute the entire agreement between the parties. None of this Contract, the Exhibits or the BE Purchase Orders can be amended or modified except by a writing signed by both parties. No provision of this Contract may be waived except in a written document signed by the party providing the waiver. No waiver by either party of any breach or default of this Contract shall be deemed to be a waiver of any subsequent breach or default.

   18.  This Contract may not be assigned by either party without the prior written consent of the other party; provided that this Contract may be assigned by BE without prior written consent to a wholly-owned subsidiary of BE or to a purchaser of substantially all of the stock or assets of BE.

   19.  The parties shall use best efforts to maintain the confidentiality of any proprietary or confidential information provided by either party to the other in connection with this Contract. IGA shall provide BE with reasonable access to its books and records when reasonably necessary to permit verification of IGA's compliance with the terms of this Contract.

   20.  IGA is an independent contractor of BE under this Contract and shall not be deemed to be, or hold itself out as, an agent of BE for any purpose. This Contract shall not be deemed to create a partnership or joint venture between BE and IGA.

   Executed and effective this 2nd day of April, 2001.

IGA Wollin de Mexico	Brass Eagle Inc.

/s/ Eduardo Iga Saade	/s/ Steven R. DeMent
By: Eduardo Iga Saade	By: Steve Dement
Title: President	Title: V.P. of Operations

BRASS EAGLE INC.

Exhibit 11

STATEMENT OF COMPUTATION OF EARNINGS PER SHARE

(In thousands except share and per share data)

	THREE MONTHS ENDED
	MARCH 31,
	2001	2000
Basic Net Income Per Share:

Net income available to common stockholders	$ 1,308	$ 812
	========	========
Weighted average common shares outstanding	7,142,907	7,134,942
	========	========
Basic net income per share	$ 0.18	$ 0.11
	========	========

Diluted Net Income Per Share:

Net income available to common stockholders	$ 1,308	$ 812
	========	========
Pro forma basic weighted average common shares
outstanding	7,142,907	7,134,942
Add dilutive effect of stock options	414,343	392,502
Weighted average dilutive common shares outstanding	7,557,250	7,527,444
	========	========
Diluted net income per share	$ 0.17	$ 0.11
	========	========