Form 10-Q
period 2001-06-30
BRASS EAGLE INC
filed 2001-08-13
CIK 1046112

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

/X/            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2001.

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

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes X No___

The number of shares of the Registrant's Common Stock, $0.01 par value, outstanding as of August 2, 2001 was 7,145,123.

BRASS EAGLE INC.

FORM 10-Q

QUARTER ENDED JUNE 30, 2001

INDEX

Part I:	Financial Information
Item1.	Condensed Consolidated Financial Statements

Independent Accountants' Report

Condensed Consolidated Balance Sheets as of June 30, 2001
(unaudited) and December 31, 2000

Condensed Consolidated Statements of Operations for the Three and
Six Months ended June 30, 2001 (unaudited) and June 30, 2000
(unaudited)

Condensed Consolidated Statements of Comprehensive Income for the
Three and Six Months Ended June 30, 2001 (unaudited) and June 30,
2000 (unaudited)

Condensed Consolidated Statements of Cash Flows for the Six
Months ended June 30, 2001 (unaudited) and June 30, 2000
(unaudited)

Notes to Condensed Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and
Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Part II:	Other Information

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits and Reports on Form 8-K

Signatures

BRASS EAGLE INC.

PART I:    FINANCIAL INFORMATION
Item 1. - Financial Statements

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Shareholders
Brass Eagle Inc.
Bentonville, Arkansas

We have reviewed the condensed consolidated balance sheet of Brass Eagle Inc. as of June 30, 2001 and the related condensed consolidated statements of operations and comprehensive income for the three month and six month periods ended June 30, 2001 and 2000, and the condensed consolidated statements of cash flows for the six month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

Crowe, Chizek and Company LLP

Oak Brook, Illinois
July 19, 2001

BRASS EAGLE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except share data)
	JUNE 30,	DECEMBER 31,
	2001	2000
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$ 826	$ 3,457
Accounts receivable - less allowance for doubtful
accounts of $416 in 2001 and $393 in 2000	18,577	25,881
Due from affiliate	0	326
Inventories	15,127	14,003
Prepaid expenses and other current assets	1,372	790
Deferred taxes	1,706	1,780
Total current assets	37,608	46,237
Property, plant and equipment, net	16,778	14,911
Other assets:
Other assets	307	325
Intangible assets, net	33,304	34,343
	$ 87,997	$ 95,816
	==========	==========
Liabilities and stockholders' equity
Current liabilities
Revolving credit facility	$ 0	$ 3,860
Accounts payable	4,787	7,340
Accrued expenses	4,551	7,853
Current maturities of long-term debt	6,407	5,607
Total current liabilities	15,745	24,660
Long-term debt, less current maturities	18,447	19,615
Deferred income taxes	953	821
Stockholders' equity
Common stock, $.01 par value, 10,000,000 shares
authorized, 7,263,738 issued and 7,144,038
outstanding at June 30, 2001; 7,258,290 issued
and 7,138,590 outstanding at December 31, 2000	73	73
Additional paid-in capital	25,831	25,802
Accumulated other comprehensive income	(382)	0
Retained earnings	27,873	25,388
Treasury stock 119,700 shares at cost	(543)	(543)
	52,852	50,720
	$ 87,997	$ 95,816
	===========	==========
See accompanying notes to condensed consolidated financial statements.

BRASS EAGLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except share and per share data)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2001	2000	2001	2000
	(unaudited)		(unaudited)

Net sales	$ 21,333	$ 16,765	$ 42,103	$ 31,792
Cost of sales	13,365	10,779	25,598	20,976
Gross profit	7,968	5,986	16,505	10,816

Operating expenses	5,599	3,661	11,470	7,349
Operating income	2,369	2,325	5,035	3,467

Minority interest	48	11	102	21
Interest income (expense)	(457)	125	(997)	272
	(409)	136	(895)	293
Income before income taxes	1,960	2,461	4,140	3,760

Provision for income taxes	783	919	1,655	1,406

Net income	$ 1,177	$ 1,542	$ 2,485	$ 2,354
	========	========	========	=======
Net income per share:
Basic	$ 0.16	$ 0.22	$ 0.35	$ 0.33
Diluted	0.16	0.21	0.33	0.31

Weighted average shares outstanding:
Basic	7,144,038	7,136,186	7,143,145	7,135,907
Diluted	7,547,767	7,520,672	7,541,717	7,525,240

See accompanying notes to condensed consolidated financial statements.

BRASS EAGLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2001	2000	2001	2000
	(unaudited)		(unaudited)
Net income	$ 1,177	$ 1,542	$ 2,485	$ 2,354
Other comprehensive income (loss):
Loss on derivative, net of tax	38	0	(382)	0
Comprehensive income	$ 1,215	$ 1,542	$ 2,103	$ 2,354
	========	=======	=======	======

See accompanying notes to condensed consolidated financial statements.

BRASS EAGLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	SIX MONTHS ENDED
	JUNE 30,
	2001	2000
	(Unaudited)
Cash flows from operating activities
Net income	$ 2,485	$ 2,354
Adjustments to reconcile net income to net cash from operating activities
Deferred income taxes	460	(258)
Depreciation and amortization	2,175	940
Provision for doubtful accounts	66	12
Minority interest	(103)	(21)
Stock compensation expense	13	14
Loss on disposition of equipment	81	67
Changes in assets and liabilities
Accounts receivable	7,213	294
Inventories	(1,124)	(1,282)
Prepaid expenses and other assets	(271)	1,052
Accounts payable and accrued expenses	(5,752)	3,795
Net cash from operating activities	5,243	6,967
Cash flows from investing activities
Purchases of property and equipment	(737)	(2,438)
Acquisition of Nittan assets	(2,322)	0
Acquisition of assets of JT USA, L. P.	0	(32,374)
Proceeds on sale of equipment	33	0
Net cash from investing activities	(3,026)	(34,812)

Cash flows from financing activities
Bank loan fees	0	(350)
Payments on long-term debt	(3,004)	0
Proceeds from long-term debt	2,000	28,000
Net payments on line of credit	(3,860)	0
Issuance of stock	16	18
Net cash from financing activities	(4,848)	27,668
Net change in cash	(2,631)	(177)
Cash at beginning of period	3,457	3,185
Cash at end of period	$ 826	$ 3,008
	==========	==========
Supplemental disclosures of cash flow information
Cash paid (refunded) during the period:
Taxes	$ 3,116	$ (51)
Interest	1,125	0

Supplemental schedules of non-cash investing and financing activities:
In conjunction with the acquisition of assets of JT USA, LP
Liabilities were assumed as follows:
Fair value of assets acquired	$ 0	$ 34,177
Cash paid	0	32,374
Liabilities assumed	0	1,803

See accompanying notes to condensed consolidated financial statements.

BRASS EAGLE INC.

Notes to Condensed Consolidated Financial Statements
(All information for the three and six month periods ended June 30, 2001 and 2000 is unaudited)

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

Interim Results:  The accompanying condensed consolidated balance sheet at June 30, 2001 and the condensed consolidated statements of operations and cash flows for the three month periods ended June 30, 2001 and 2000 are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the results of the interim periods. The results of operations for the three month and six month periods ended June 30, 2001 are not necessarily indicative of the results expected for the full calendar year. Because all of the disclosures required by generally accepted accounting principles are not included, these interim statements should be read in conjunction with the financial statements and notes thereto contained in Brass Eagle's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

NOTE 2 - INVENTORIES

Inventories consist of the following components (in thousands):

	June 30,	December 31,
	2001	2000

Finished goods	$ 11,800	$ 8,697
Raw materials	3,327	5,306
	$ 15,127	$ 14,003
	========	========

NOTE 3 - FINANCIAL INSTRUMENTS

Brass Eagle adopted FASB SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities", on January 1, 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

During fiscal 2000, Brass Eagle entered into an interest rate swap arrangement, which is a derivative financial instrument with a bank. The purpose of the interest rate swap arrangement is to reduce exposure to interest rate fluctuations by effectively fixing the interest rate on part of the borrowings under Brass Eagle's term debt. The term of the hedge is through August 29, 2003. As a result of its adoption of SFAS No. 133, Brass Eagle recorded a loss to Comprehensive Income of $382,000, net of income taxes of $254,000, during the six months ended June 30, 2001.

NOTE 4 - NEW ACCOUNTING PRONOUNCEMENT

On June 29, 2001, the FASB approved its proposed SFAS No. 141, ("FAS 141") "Business Combinations," and SFAS No. 142 ("FAS 142"), "Goodwill and Other Intangible Assets"

Under FAS 141, all business combinations should be accounted for using the purchase method of accounting; use of the pooling-of-interests method is prohibited. The provisions of the statement will apply to all business combinations initiated after June 30, 2001.

FAS 142 will apply to all acquired intangible assets whether acquired singly, as part of a group, or in a business combination. The statement will supersede Accounting Principles Board, ("APB"), Opinion No. 17, "Intangible Assets," and will carry forward provisions in APB Opinion No. 17 related to internally developed intangible assets. Adoption of FAS 142 will result in the cessation of goodwill amortization. All of the provisions of the statement will be applied in future fiscal years, commencing January, 2002, to all goodwill and other intangible assets recognized in Brass Eagle's statement of financial position, regardless of when those assets were initially recognized.

As of June 30, 2001, Brass Eagle has goodwill and other intangible assets (net of amortization) of $33.3 million. Brass Eagle's amortization expense for the six month period ending June 30, 2001 was $1.0 million. Brass Eagle is currently evaluating the effects of those new pronouncements.

NOTE 5 - ACQUISITION

On March 5, 2001, Brass Eagle acquired selected machinery and equipment from Nittan USA, Inc., a manufacturer of CO2 jets, for $2.3 million in cash. Brass Eagle has agreed to lease facilities in Batesville, Mississippi to house the equipment and produce CO2 jets, which are sold to Brass Eagle customers.

NOTE 6- CREDIT FACILITY & LONG-TERM DEBT BORROWINGS

The original Senior Credit Facility, dated June 30, 2000 and modified on February 1, 2001, is comprised of a $5.5 million revolving credit facility, a $2.0 million term loan and a $25.2 million term loan used for the acquisition of substantially all the assets of JT USA, L.P. The funds available under the revolving credit facility are limited to eligible accounts receivable and inventory, as defined, up to a maximum of $5.5 million. The credit facility is secured by all tangible and intangible assets of Brass Eagle, exclusive of its investment in Challenge Park LLC.

The $2.0 million loan requires quarterly principal payments of $0.2 million and matures in September 2003. The $25.2 million term loan requires quarterly principal payments of $1.4 million and matures in June 2005. Borrowings bear interest, as designated by Brass Eagle, at either the bank's prime rate (adjusted up to prime plus 1.50% depending on Brass Eagle's leverage ratio) or LIBOR (plus 1.25% to 2.50% depending on Brass Eagle's leverage ratio).

The agreement includes certain restrictive covenants including maintaining a minimum net worth of $40.0 million plus 75% of cumulative net income from the time of borrowing, a leverage ratio of 2.00, a fixed charge coverage ratio of 2.25 from June 30, 2001 to September 30, 2001 and 2.50 at December 31, 2001 and beyond. The agreement also limits capital expenditures to $4.5 million in 2001, excluding the purchase of the Nittan assets. Brass Eagle was in compliance with these covenants at June 30, 2001. In addition, the agreement provides for an excess cash flow recapture requirement for the first two years of the agreement equal to 50% of the excess cash flow over fixed charges, not to exceed $750,000.

ITEM 2. -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements for the three months and six months ended June 30, 2001 and the 2000 10-K.

Special Note Regarding Forward-Looking Statements

      Certain statements in this filing and in other filings by Brass Eagle with the Securities and Exchange Commission and in press releases, presentations by Brass Eagle or its management and oral statements may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may include statements regarding Brass Eagle's financial position, results of operations, market position, product development, regulatory matters, growth opportunities and growth rates, acquisition and divestiture opportunities, and other similar forecasts and statements of expectation. Words such as expects, anticipates, intends, plans, projects, believes, seeks, estimates, should, may, would, will and variations of these words and similar expressions are intended to identify these forward-looking statements. The statements are not statements of historical fact. Rather, they are based on Brass Eagle's estimates, assumptions, projections and current expectations, and are not guarantees of future performance. Brass Eagle disclaims any obligation to update or revise any forward-looking statement based upon the occurrence of future events, the receipt of new information, or otherwise. The forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of Brass Eagle to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause Brass Eagle's actual results to differ materially from the results, projections and expectations expressed in the forward-looking statements include, but are not limited to, the following possibilities:

(1)  Intensifying competition, including specifically the intensification of price competition, the entry of new competitors and the introduction of new products by new and existing competitors;
(2)  Failure to obtain new customers or retain existing customers or maintain relationships with mass merchandisers;
(3)  Inability to carry out marketing and sales plans or to integrate acquired businesses;
(4)  Loss of key executives;
(5)  General economic and business conditions which are less favorable than expected;
(6)  Failure to maintain credit facilities on satisfactory terms;
(7)  Unanticipated changes in industry trends;
(8)  Changes in general economic conditions that might impact the demand for Brass Eagle's products; and
(9)  Decreases in customer spending levels due to general economic conditions or other factors affecting their volume of business.

RESULTS OF OPERATIONS

The following table sets forth operations data as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2001	2000	2001	2000
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	62.6%	64.3%	60.8%	66.0%
Gross profit	37.4%	35.7%	39.2%	34.0%
Operating expenses	26.2%	21.8%	27.2%	23.1%
Operating income	11.1%	13.9%	12.0%	10.9%
Net income	5.5%	9.2%	5.9%	7.4%

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

Net Sales.  Net sales increased by 26.8% to $21.3 million for the three months ended June 30, 2001, compared to $16.8 million for the three months ended June 30, 2000. The increase in net sales was primarily due to increased sales of masks and sales of new product lines.

Domestic sales of Brass Eagle products increased by 25.5% to $19.2 million (or 90.1% of sales) for the three months ended June 30, 2001 from $15.3 million (or 91.1% of sales) for the three months ended June 30, 2000. International sales increased by 40.0% to $2.1 million (9.9% of sales) for the three months ended June 30, 2001 from $1.5 million (or 8.9% of sales) for the three months ended June 30, 2000. The increase in international sales was primarily due to increased sales of masks.

Gross Profit.  Gross profit as a percentage of net sales increased to 37.4% for the three months ended June 30, 2001, compared to 35.7% for the three months ended June 30, 2000. The increase was due primarily to cost savings resulting from Brass Eagle sourcing masks.

Operating Expenses.  Operating expenses increased 51.4% to $5.6 million in the three months ended June 30, 2001, compared to $3.7 million in the three months ended June 30, 2000, primarily due to increased selling expenses. The increase in selling expenses was due to increased labor and related costs associated with new growth and an increase in variable expenses of freight and commissions due to increased sales. Administrative costs also increased due to additional staff as a result of growth. Amortization expense increased due to the JT USA acquisition.

Operating Income.  Operating income increased by 4.3% to $2.4 million in the three months ended June 30, 2001, compared to $2.3 million in the three months ended June 30, 2000. This increase was due to increased unit sales and improved gross profit margins, offset by increased operating expenses.

Interest.  Brass Eagle recorded net interest expense of $457,000 for the three months ended June 30, 2001, compared to net interest income of $125,000 for the three months ended June 30, 2000. The increase in net interest expense was due to the acquisition of JT USA on June 30, 2000 and the acquisition of the Nittan assets on March 5, 2001.

Income Tax Rate.  Brass Eagle's effective federal and state income tax rate was 39.9% for the three months ended June 30, 2001 and 37.3% for the three months ended June 30, 2000. The increase in the income tax rate is due to higher effective state taxes primarily due to a reduction in tax credits for the State of Missouri, and a higher effective tax rate from the JT USA operations located in California.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

Net Sales. Net sales increased by 32.4% to $42.1 million for the first six months of 2001 compared to $31.8 million the first six months of 2000. The increase in sales was primarily due to increased sales of masks and sales of new products.

Domestic sales increased by 31.8% to $39.0 million (or 92.6% of sales) for the six months ended June 30, 2001 from $29.6 million (or 93.1% of sales) for the six months ended June 30, 2000. International sales increased by 40.9% to $3.1 million (or 7.4% of sales) for the six months ended June 30, 2001 from $2.2 million (or 6.9% of sales) for the six months ended June 30, 2000. The increase in international sales was primarily due to mask sales.

Gross Profit. Gross profit as a percentage of net sales increased to 39.2% for the first six months of 2001 compared to 34.0% for the first six months of 2000. The increase was due primarily to cost savings resulting from Brass Eagle sourcing masks. A secondary reason for the margin improvement was cost savings resulting from Brass Eagle sourcing some products outside the United States.

Operating Expenses. Operating expenses increased by 57.5% to $11.5 million the first six months of 2001 compared to $7.3 million in the first six months of 2000, primarily due to increased selling expenses. The increase in selling expenses was due to increased salaries and related costs associated with new growth and an increase in variable expenses of freight and commissions due to increased sales. Administrative costs also increased due to additional staff as a result of new growth. Amortization expense increased due to the JT USA acquisition.

Operating Income. Operating income increased by 42.9% to $5.0 million in the first six months of 2001 compared to $3.5 million in the first six months of 2000. The increase was primarily due to increased unit sales volume and improved gross profit margins.

Interest. Brass Eagle recorded net interest expense of $997,000 in the first six months of 2001 compared to interest income of $272,000 in the first six months of 2000. The increase in net interest expense was due to the acquisition of JT USA on June 30, 2000 and the acquisition of the Nittan assets on March 5, 2001.

Income Tax Rate. Brass Eagle's effective federal and state income tax rate was 40.0% in the first six months ended June 30, 2001 and 37.4% for the first six months ended June 30, 2000. The increase in the income tax rate is due to higher effective state taxes primarily due to a reduction in credits from the State of Missouri, and a higher effective tax rate from the JT operations located in California.

Liquidity and Capital Resources

As of June 30, 2001, Brass Eagle had working capital of $21.9 million. Brass Eagle is planning capital expenditures of approximately $1.8 million for the remainder of 2001 for the expansion and improvement of manufacturing capacity. The investments will be funded from available cash and borrowings from the credit facility.

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

Net cash provided by operating activities for the six months ended June 30, 2001 was $5.2 million, consisting primarily of net income of $2.5 million, depreciation and amortization expense of $2.2 million, plus a net decrease in accounts receivable of $7.3 million, a decrease in accounts payable and accrued expenses of $5.8 million, a decrease in deferred taxes of $460,000, an increase in prepaid expenses of $271,000 and an increase in inventory of $1.1 million.

Net cash used in investing activities was $3.0 million for the six months ended June 30, 2001. This was due to the acquisition of selected assets of Nittan USA, Inc. for $2.3 million, purchases of property and equipment of $737,000 and proceeds from the sale of equipment of $33,000.

Net cash used in financing activities was $4.8 million in the six months ended June 30, 2001, due to the reduction of long-term debt of $3.0 million and payments on the line of credit of $3.9 million, offset by borrowings of $2.0 million and the issuance of common stock of $16,000.

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

The following table provides information on Brass Eagle's fixed maturity investments as of June 30, 2001 that are sensitive to changes in interest rates. The table also presents the debt upon which an interest rate swap agreement was entered. Since the interest rate swap effectively fixes the interest rate on the notional amount of debt, changes in interest rates have no current effect on the interest expense recorded by Brass Eagle on the portion of the debt covered by the interest rate swap.

Liability	Amount	Maturity Date
Variable rate debt	$24.2 million	June 30, 2005
Interest rate swap notional amount (Amount included in $24.9 million)	$14.0 million	August 29, 2003

PART II: OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

(a)  On May 23, 2001 Brass Eagle held its Fourth Annual Meeting of Stockholders in Bentonville, Arkansas, for the purposes of electing six members of the Board of Directors.

(b)  The following table sets forth the directors elected at such meeting and the number of votes for and withheld for each director:

Directors	For	Withheld
Anthony J. Dowd	6,980,518	46,123
Marvin W. Griffin	7,012,141	14,500
E. Lynn Scott	6,980,518	46,123
H. Gregory Wold	7,012,141	14,500
Robert P. Sarrazin	7,012,141	14,500
C. Miles Schmidt, Jr.	7,012,141	14,500

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

The following exhibits are filed with this Report:

Exhibit
Number	Description of Document

11	Statement of Computation of Earnings Per Share

______________________________________________________________________________

(b)  Reports on Form 8-K:

Brass Eagle filed no Current Reports on Form 8-K during the 2nd quarter of 2001.

BRASS EAGLE INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Brass Eagle Inc.

Date: August 13, 2001	By: /s/ J. R. Brian Hanna
J. R. Brian Hanna
Vice President-Finance and Chief Financial Officer and Treasurer
(on behalf of the Registrant and as the Registrant's principal Financial and Accounting Officer)

BRASS EAGLE INC.

EXHIBIT INDEX

    The following exhibits are filed with this Report:

NUMBER	DESCRIPTION OF DOCUMENT

11	Statement of Computation of Earnings Per Share

BRASS EAGLE INC.

Exhibit 11

STATEMENT OF COMPUTATION OF EARNINGS PER SHARE
(In thousands except share and per share data)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2001	2000	2001	2000
Basic Net Income Per Share
Net income available to common
stockholders	$ 1,177	$ 1,542	$ 2,485	$ 2,354
	=========	=========	========	========
Weighted average common shares
outstanding	7,144,038	7,136,186	7,143,145	7,135,907
	=========	=========	========	========
Basic net income per share	$ 0.16	$ 0.22	$ 0.35	$ 0.33
	=========	=========	========	========

Diluted Net Income Per Share
Net income available to common
stockholders	$ 1,177	$ 1,542	$ 2,485	$ 2,354
	=========	=========	========	========
Pro forma basic weighted average
common shares outstanding	7,144,038	7,136,186	7,143,145	7,135,907
Add dilutive effect of stock
options	403,729	384,486	398,572	389,333
Weighted average dilutive
common shares outstanding	7,547,767	7,520,672	7,541,717	7,525,240
	=========	=========	=========	========
Diluted net income per share	$ 0.16	$ 0.21	$ 0.33	$ 0.31
	=========	=========	=========	========