Form 10-Q
period 2001-09-30
BRASS EAGLE INC
filed 2001-11-14
CIK 1046112

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

/X/            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2001.

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

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes X No___

The number of shares of the Registrant's Common Stock, $0.01 par value, outstanding as of November 6, 2001 was 7,146,918.

BRASS EAGLE INC.

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2001

INDEX

Part I:	Financial Information
Item1.	Condensed Consolidated Financial Statements

Independent Accountants' Report

Condensed Consolidated Balance Sheets as of September 30, 2001
(unaudited) and December 31, 2000

Condensed Consolidated Statements of Operations for the Three and
Nine Months ended September 30, 2001 (unaudited) and September 30, 2000 (unaudited)

Condensed Consolidated Statements of Comprehensive Income for the
Three and Nine Months Ended September 30, 2001 (unaudited) and September 30, 2000 (unaudited)

Condensed Consolidated Statements of Cash Flows for the Nine
Months ended September 30, 2001 (unaudited) and September 30,2000 (unaudited)

Notes to Condensed Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and
Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Part II:	Other Information

Item 6.	Exhibits and Reports on Form 8-K

Signatures

BRASS EAGLE INC.

PART I:    FINANCIAL INFORMATION
Item 1. - Financial Statements

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Shareholders
Brass Eagle Inc.
Bentonville, Arkansas

We have reviewed the condensed consolidated balance sheet of Brass Eagle Inc. as of September 30, 2001 and the related condensed consolidated statements of operations and comprehensive income for the three month and nine month periods ended September 30, 2001 and 2000, and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

Crowe, Chizek and Company LLP

Oak Brook, Illinois
October 23, 2001

BRASS EAGLE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except share data)

	SEPTEMBER 30,	DECEMBER 31,
	2001	2000
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$ 431	$ 3,457
Accounts receivable - less allowance
for doubtful accounts of $457 in 2001 and $393 in 2000	16,970	25,881
Due from affiliate	0	326
Inventories	20,497	14,003
Prepaid expenses and other current assets	827	790
Deferred income taxes	1,886	1,780
Total current assets	40,611	46,237
Property, plant and equipment, net	16,609	14,911
Other assets:
Other assets	288	325
Intangible assets, net	32,809	34,343
	$ 90,317	$ 95,816
	============	===========
Liabilities and stockholders' equity
Current liabilities
Revolving credit facility	$ 3,520	$ 3,860
Accounts payable	5,648	7,340
Accrued expenses	4,351	7,853
Current maturities of long-term debt	6,407	5,607
Total current liabilities	19,926	24,660
Long-term debt, less current maturities	17,190	19,615
Deferred income taxes	964	821
Stockholders' equity
Common stock, $.01 par value, 10,000,000 shares authorized,
7,264,823 issued and 7,145,123
outstanding at September 30, 2001; 7,258,290 issued and 7,138,590 outstanding at December 31, 2000	73	73
Additional paid-in capital	25,841	25,802
Accumulated other comprehensive income	(589)	0
Retained earnings	27,455	25,388
Treasury stock 119,700 shares at cost	(543)	(543)
	52,237	50,720
	$ 90,317	$ 95,816
	===========	==========
See accompanying notes to condensed consolidated financial statements.

BRASS EAGLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except share and per share data)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2001	2000	2001	2000
	(unaudited)		(unaudited)

Net sales	$ 15,570	$ 23,125	$ 57,673	$ 54,917
Cost of sales	10,322	13,550	35,920	34,526
Gross profit	5,248	9,575	21,753	20,391

Strategic initiative expense		651		651
Operating expenses	5,519	5,129	16,989	12,478
Operating income (loss)	(271)	3,795	4,764	7,262

Minority interest	51	29	153	50
Interest income (expense)	(461)	(598)	(1,458)	(326)

Income (loss) before income taxes	(681)	3,226	3,459	6,986

Provision (benefit) for income taxes	(263)	1,209	1,392	2,615

Net income (loss)	$ (418)	$ 2,017	$ 2,067	$ 4,371
	========	========	========	=======
Net income (loss) per share:
Basic	$ (0.06)	$ 0.28	$ 0.29	$ 0.61
Diluted	$ (0.06)	0.27	0.27	0.58

Weighted average shares outstanding:
Basic	7,145,123	7,137,304	7,144,014	7,136,173
Diluted	7,145,123	7,517,947	7,561,261	7,523,373

See accompanying notes to condensed consolidated financial statements.

BRASS EAGLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2001	2000	2001	2000
	(unaudited)		(unaudited)
Net income (loss)	$ (418)	$ 2,017	$ 2,067	$ 4,371
Other comprehensive income (loss):
Loss on derivative, net of tax	(207)	0	(589)	0
Comprehensive income (loss)	$ (625)	$ 2,017	$ 1,478	$ 4,371
	========	=======	=======	======

See accompanying notes to condensed consolidated financial statements.

BRASS EAGLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2001	2000
	(Unaudited)
Cash flows from operating activities
Net income	$ 2,067	$ 4,371
Adjustments to reconcile net income to net cash from operating activities
Deferred income taxes	429	(442)
Depreciation and amortization	3,333	1,890
Provision for doubtful accounts	106	(13)
Minority interest	(152)	(50)
Stock compensation expense	23	20
Loss on disposition of equipment	81	67
Changes in assets and liabilities
Accounts receivable	8,780	(2,863)
Inventories	(6,494)	(4,155)
Prepaid expenses and other assets	274	1,087
Accounts payable and accrued expenses	(5,042)	5,249
Net cash from operating activities	3,405	5,161
Cash flows from investing activities
Purchases of property and equipment	(1,213)	(3,397)
Acquisition of Nittan assets	(2,322)	0
Acquisition of assets of JT USA, L. P.	0	(32,374)
Proceeds on sales of equipment	34	0
Net cash from investing activities	(3,501)	(35,771)

Cash flows from financing activities
Bank loan fees	0	(350)
Payments on long-term debt	(4,606)	(1,402)
Proceeds from long-term debt	2,000	28,000
Net (payments) proceeds from line of credit	(340)	1,280
Issuance of stock	16	19
Net cash from financing activities	(2,930)	27,547
Net change in cash	(3,026)	(3,063)
Cash at beginning of period	3,457	3,185
Cash at end of period	$ 431	$ 122
	==========	==========
Supplemental disclosures of cash flow information
Cash paid during the period:
Taxes	$ 3,189	$ 1,175
Interest	1,575	634

Supplemental schedules of non-cash investing and financing activities:
In conjunction with the acquisition of assets of JT USA, LP
Liabilities were assumed as follows:
Fair value of assets acquired	$ 0	$ 34,177
Cash paid	0	32,374
Liabilities assumed	0	1,803

See accompanying notes to condensed consolidated financial statements.

BRASS EAGLE INC.

Notes to Condensed Consolidated Financial Statements
(All information for the three and nine month periods ended September 30, 2001 and 2000 is unaudited)

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

Interim Results:  The accompanying condensed consolidated balance sheet at September 30, 2001 and the condensed consolidated statements of operations, comprehensive income and cash flows for the three and nine month periods ended September 30, 2001 and 2000 are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the results of the interim periods. The results of operations for the three month and nine month periods ended September 30, 2001 are not necessarily indicative of the results expected for the full calendar year. Because all of the disclosures required by generally accepted accounting principles are not included, these interim statements should be read in conjunction with the financial statements and notes thereto contained in Brass Eagle's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

NOTE 2 - INVENTORIES

Inventories consist of the following components (in thousands):

	September 30,	December 31,
	2001	2000

Finished goods	$ 16,912	$ 8,697
Raw materials	3,585	5,306
	$ 20,497	$ 14,003
	========	========

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

During fiscal 2000, Brass Eagle entered into an interest rate swap arrangement, which is a derivative financial instrument with a bank. The purpose of the interest rate swap arrangement is to reduce exposure to interest rate fluctuations by effectively fixing the interest rate on part of the borrowings under Brass Eagle's term debt. The term of the hedge is through August 29, 2003. As a result of its adoption of SFAS No. 133, Brass Eagle recorded a loss to Comprehensive Income of $589,000, net of income taxes of $392,000, during the nine months ended September 30, 2001.

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

As of September 30, 2001, Brass Eagle has goodwill and other intangible assets (net of amortization) of $32.8 million. Brass Eagle's amortization expense for the nine month period ended September 30, 2001 was $1.5 million. Brass Eagle is currently evaluating the effects of these new pronouncements.

FAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets" establishes a single accounting model, based on the framework established in FAS No. 121 and APB Opinion No. 30, for long-lived assets to be disposed of by sale. It eliminates the practice of valuing discontinued operations at net realizable value, and does not allow recognition of future operating losses before they occur. The basic presentation of discontinued operations in the income statement under APB 30 is retained, but expanded to include presentation of a component of an entity (which describes operations and cash flows that can clearly be distinguished, both operationally and for financial reporting purposes, from the rest of the entity) rather than a segment of a business.

Under this pronouncement, long-lived assets that are to be disposed of other than by sale (abandonment, exchange, distribution in spinoff, etc.) should have their depreciable lives revised in accordance with APB Opinion No 20, "Accounting Changes". An impairment loss should be recognized at the date a long-lived asset is exchanged for a similar productive asset or if the carrying amount of the asset exceeds its fair value. The provisions of this statement is effective for financial statements issued for fiscal years beginning after December 15, 2001.

Management does not believe the adoption of this pronouncement will have a material effect on Brass Eagle's financial statements.

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

The agreement includes certain restrictive covenants including maintaining a minimum net worth of $40.0 million plus 75% of cumulative net income from the time of borrowing, a leverage ratio of 2.00, a fixed charge coverage ratio of 2.25 from June 30, 2001 to September 30, 2001 and 2.50 at December 31, 2001 and beyond. The agreement also limits capital expenditures to $4.5 million in 2001, excluding the purchase of the Nittan assets. Brass Eagle was in compliance with these covenants at September 30, 2001. In addition, the agreement provides for an excess cash flow recapture requirement for the first two years of the agreement equal to 50% of the excess cash flow over fixed charges, not to exceed $750,000.

ITEM 2. -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements for the three months and nine months ended September 30, 2001 and the 2000 10-K.

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

RESULTS OF OPERATIONS

The following table sets forth operations data as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	66.3%	58.6%	62.3%	62.9%
Gross profit	33.7%	41.4%	37.7%	37.1%
Strategic initiative expenses	0	2.8%	0	1.2%
Operating expenses	35.4%	22.2%	29.5%	22.7%
Operating income (loss)	(1.7%)	16.4%	8.3%	13.2%
Net income (loss)	(2.7%)	8.7%	3.6%	8.0%

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

Net Sales.  Net sales decreased by 32.5% to $15.6 million for the three months ended September 30, 2001, compared to $23.1 million for the three months ended September 30, 2000. The decrease in net sales was primarily due to decline in the retail market. The overall slow down in consumer purchases has resulted in retailers more tightly controlling inventories going into the holiday season and this trend was exacerbated by the events of September 11th.

Domestic sales of Brass Eagle products decreased by 34.9% to $14.2 million (or 91.0% of sales) for the three months ended September 30, 2001 from $21.8 million (or 94.4% of sales) for the three months ended September 30, 2000. International sales increased by 7.7% to $1.4 million (9.0% of sales) for the three months ended September 30, 2001 from $1.3 million (or 5.6% of sales) for the three months ended September 30, 2000. The increase in international sales was primarily due to continued growth in our foreign customer base.

Gross Profit.  Gross profit as a percentage of net sales decreased to 33.7% for the three months ended September 30, 2001, compared to 41.4% for the three months ended September 30, 2000. The decrease was due primarily to reduced manufacturing efficiencies.

Strategic Initiative Expenses.  During the third quarter of 2000, Brass Eagle terminated discussions with a prospective buyer regarding the potential acquisition of Brass Eagle. Brass Eagle incurred one-time, strategic initiative expenses of $651,000, or $0.05 per share in connection with the proposed transaction, a portion of which represents expenses of the prospective buyer reimbursed by Brass Eagle, as previously agreed.

Operating Expenses.  Operating expenses increased 7.8% to $5.5 million in the three months ended September 30, 2001, compared to $5.1 million in the three months ended September 30, 2000, primarily due to increased selling expenses. The increase in selling expenses was due to increased labor and related costs associated with new growth.

Operating Income.  Operating income decreased by 107.1% to a $271,000 loss in the three months ended September 30, 2001, compared to $3.8 million income in the three months ended September 30, 2000. This decrease was due to decreased unit sales and lower gross profit margins associated with the economic slowdown, as well as increased operating expenses.

Interest.  Brass Eagle recorded net interest expense of $461,000 for the three months ended September 30, 2001, compared to $598,000 for the three months ended September 30, 2000. The decrease in net interest expense was due to the reduction of the term loans from Bank of America and a lower interest rate in three months ended September 30, 2001 compared to three months ended September 30, 2000.

Income Tax Rate.  Brass Eagle's effective federal and state income tax rate was 38.6% for the three months ended September 30, 2001 and 37.5% for the three months ended September 30, 2000. The increase in the income tax rate is due to higher effective state taxes due primarily to a reduction in tax credits for the State of Missouri and a higher effective tax rate from the JT operations located in California.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

Net Sales. Net sales increased by 5.1% to $57.7 million for the first nine months of 2001 compared to $54.9 million the first nine months of 2000. The increase in net sales was primarily due to increased sales of masks and sales of new product lines.

Domestic sales increased by 3.5% to $53.2 million (or 92.2% of sales) for the nine months ended September 30, 2001 from $51.4 million (or 93.6% of sales) for the nine months ended September 30, 2000. International sales increased by 28.6% to $4.5 million (or 7.8% of sales) for the nine months ended September 30, 2001 from $3.5 million (or 6.4% of sales) for the nine months ended September 30, 2000. The increase in international sales was primarily due to continued growth of the foreign customer base.

Gross Profit. Gross profit as a percentage of net sales increased to 37.7% for the first nine months of 2001 compared to 37.1% for the first nine months of 2000. The increase was due primarily to cost savings resulting from Brass Eagle sourcing masks and some other products outside the United States.

Strategic Initiative Expenses. During the third quarter of 2000, Brass Eagle terminated discussions with a prospective buyer regarding the potential acquisition of Brass Eagle. Brass Eagle incurred one-time, strategic initiative expenses of $651,000, or $0.05 per share in connection with the proposed transaction, a portion of which represents expenses of the prospective buyer reimbursed by Brass Eagle, as previously agreed.

Operating Expenses. Operating expenses increased by 36.0% to $17.0 million the first nine months of 2001 compared to $12.5 million in the first nine months of 2000, primarily due to increased selling expenses. The increase in selling expenses was due to increased salaries and related costs associated with new growth, and an increase of freight due to increased sales. Administrative cost also increased due to additional staff as a result of new growth. Amortization expenses increased due to the JT USA acquisition.

Operating Income. Operating income decreased by 34.2% to $4.8 million in the first nine months of 2001 compared to $7.3 million in the first nine months of 2000. The decrease was primarily due to increased operating expenses offset by increased unit sales volume and improved gross profit margins.

Interest. Brass Eagle recorded net interest expense of $1.5 million in the first nine months of 2001 compared to $326,000 in the first nine months of 2000. The increase in net interest expense was due to the acquisition of the assets of JT USA on June 30, 2000 and the purchase of selected Nittan assets on March 5, 2001.

Income Tax Rate. Brass Eagle's effective federal and state income tax rate was 40.2% in the first nine months ended September 30, 2001 and 37.4% for the first nine months ended September 30, 2000. The increase in the income tax rate is due to higher effective state taxes primarily due to a reduction in credits from the Sate of Missouri, and a higher effective tax rate from the JT operations located in California.

Liquidity and Capital Resources

As of September 30, 2001, Brass Eagle had working capital of $20.7 million. Brass Eagle is planning capital expenditures of approximately $0.8 million for the remainder of 2001 for the expansion and improvement of manufacturing capacity. The investments will be funded from available cash and borrowings from the credit facility.

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

Net cash provided by operating activities for the nine months ended September 30, 2001 was $3.4 million, consisting primarily of net income of $2.1 million, depreciation and amortization expense of $3.3 million, plus a net decrease in accounts receivable of $8.8 million, a decrease in accounts payable and accrued expenses of $5.0 million, a decrease in deferred taxes of $429,000, an increase in prepaid expenses of $274,000 and an increase in inventory of $6.5 million.

Net cash used in investing activities was $3.5 million for the nine months ended September 30, 2001. This was due primarily to the acquisition of selected assets of Nittan USA, Inc. for $2.3 million and purchases of property and equipment of $1.2 million.

Net cash used in financing activities was $2.9 million in the nine months ended September 30, 2001, due to the reduction of long-term debt of $4.6 million and net payments on the line of credit of $340,000, offset by borrowings of $2.0 million and the issuance of common stock of $16,000.

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

The following table provides information on Brass Eagle's fixed maturity investments as of September 30, 2001 that are sensitive to changes in interest rates. The table also presents the debt upon which an interest rate swap agreement was entered. Since the interest rate swap effectively fixes the interest rate on the notional amount of debt, changes in interest rates have no current effect on the interest expense recorded by Brass Eagle on the portion of the debt covered by the interest rate swap.

Liability	Amount	Maturity Date
Variable rate debt	$22.6 million	June 30, 2005
Interest rate swap notional amount	$14.0 million	August 29, 2003

PART II: OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

The following exhibits are filed with this Report:

Exhibit
Number	Description of Document

11	Statement of Computation of Earnings Per Share

______________________________________________________________________________

(b)  Reports on Form 8-K:

Brass Eagle filed no Current Reports on Form 8-K during the 3rd quarter of 2001.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Brass Eagle Inc.

Date: November 14, 2001	By: /s/ J. R. Brian Hanna
J. R. Brian Hanna
Vice President-Finance and Chief Financial Officer and Treasurer
(On behalf of the Registrant and as the Registrant's principal Financial and Accounting Officer)

BRASS EAGLE INC.

EXHIBIT INDEX

    The following exhibits are filed with this Report:

NUMBER	DESCRIPTION OF DOCUMENT

11	Statement of Computation of Earnings Per Share

BRASS EAGLE INC.

Exhibit 11

STATEMENT OF COMPUTATION OF EARNINGS PER SHARE
(In thousands except share and per share data)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2001	2000	2001	2000
Basic Net Income Per Share
Net income (loss) available to common stockholders.	$ (418)	2,017	$ 2,067	4,371
	=========	=========	========	========
Weighted average common shares
Outstanding	7,145,123	7,137,304	7,144,014	7,136,173
	=========	=========	========	========
Basic net income (loss) per share	$ (0.06)	$ 0.28	$ 0.29	$ 0.61
	=========	=========	========	========

Diluted Net Income Per Share
Net income (loss) available to
common stockholders	$ (418)	$ 2,017	$ 2,067	$ 4,371
	=========	=========	========	========
Pro forma basic weighted average
common shares outstanding	7,145,123	7,137,304	7,144,014	7,136,173
Add dilutive effect of stock
Options	0	380,643	417,247	387,200
Weighted average dilutive
common shares outstanding	7,145,123	7,517,947	7,561,261	7,523,373
	=========	=========	=========	========
Diluted net income (loss) per share	$ (0.06)	$ 0.27	$ 0.27	$ 0.58
	=========	=========	=========	========