Form 10-K
period 2001-12-31
BRASS EAGLE INC
filed 2002-03-18
CIK 1046112

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001

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

Registrant's telephone number, including area code
(479) 464-8700

Securities registered pursuant to Section 12(b) of the Act
NONE
Securities registered pursuant to Section 12(g) of the Act
Common Stock
$.01 par value per share
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant was $11,527,947 at February 15, 2002. 7,148,733 shares of the registrant's common stock were outstanding as of February 15, 2002.

Documents Incorporated By Reference

Portions of the Proxy Statement for the May 22, 2002, Annual Meeting of Shareholders of the Company (the "2002 Proxy Statement") are incorporated by reference into Part III of this report.

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
(5)  General economic and business conditions which are less favorable than expected
(6)  Failure to maintain credit facilities on satisfactory terms, or comply with credit facility covenants and required ratios
(7)  Unanticipated changes in industry trends.
(8)  The increased risk during economic downturns that Brass Eagle's customers may declare bankruptcy or experience payment difficulties.

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

Approximately 85% of Brass Eagle's sales are to national and regional mass merchandisers, such as Wal-Mart and Kmart, and major sporting goods retailers, such as The Sports Authority and Dick's Clothing and Sporting Goods. Wal-Mart accounted for over 10% of Brass Eagle's sales in 2001. Brass Eagle's products are also sold through sporting goods distributors, specialty distributors of paintball products, and paintball specialty shops. Sales of Brass Eagle's products reflect, in part, a seasonality of market demand. In fiscal 2001, approximately 54% of Brass Eagle's net sales occurred during the six months ended December 31, 2001. Quarterly results may vary from year to year due to the timing of new product introductions, major customer shipments, inventory holdings of significant customers, adverse weather conditions and sales mix of products sold. Accordingly, comparisons of quarterly information of Brass Eagle's results of operations may not be indicative of Brass Eagle's ongoing performance.

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

JT USA continues to manufacture its core line of products under the JT label as well as producing masks and accessory products for Brass Eagle. JT USA retains its headquarters and manufacturing facility in California.

Brass Eagle believes that paintball, as an extreme sport, is positioned to experience continued growth as the sport becomes available to a broader consumer group. Based on published industry data, compiled in part by Brass Eagle, and management's knowledge of the industry, Brass Eagle believes that total paintball expenditures, including purchases of paintball markers, paintballs, accessories, and playing field fees, were approximately $430 million for 2001 and projects these expenditures to continue to increase in the future. Historically, paintball was played primarily by avid enthusiasts, generally with relatively expensive, high-end paintball markers and accessories. Enthusiasts typically obtained their equipment from a highly fragmented base of catalogue distributors and specialty retailers. Recently, an increasingly broader group of players, including corporate groups, youth leagues, church organizations and others, have begun participating in paintball. These beginner and recreational players often purchase paintball markers and accessories at mass merchandise stores or sporting goods stores and play paintball several times per year. Brass Eagle believes that its strategy of providing a full range of products at various price and performance points has contributed significantly to the broadening of the industry's consumer base, the increase in the overall number of paintball participants, and the growing acceptance of the sport.

A key component in the continued growth of paintball is the availability of playing facilities. Historically, these facilities have consisted of commercial and private fields, typically located outside urban centers and in rural areas and used primarily by paintball enthusiasts. In order to further develop the market for paintball in more densely populated areas, Brass Eagle is promoting a modular paintball field concept that can be played in a relatively small, self-contained area that can easily be adapted or designed to fit into existing family amusement centers such as go-cart tracks, batting cages and miniature golf courses or as a stand-alone facility. Brass Eagle is marketing this concept under the Pursuit Park name. In addition, Brass Eagle believes that a significant number of field operators are upgrading their facilities to cater to the growing number of beginner and recreational players. Many operators are constructing "scenario fields" where mock battlefields, forts, and other props are utilized to provide a fun, exciting and fantasy-like experience.

Brass Eagle, in conjunction with its partners, has developed Challenge Park Xtreme, an extreme sports and entertainment complex that includes numerous paintball venues, a BMX racing track, a skate park for in-line and skateboarding and mountain biking trails. It is located on 154 acres on the Des Plaines River in Joliet, Illinois. Challenge Park Xtreme opened to the public in October 2000.

Sales by Geographic Area
Brass Eagle sells paintball markers, paintballs, and accessories through major domestic and international retailers and paintball specialty stores. The following summarizes the geographic distribution of Brass Eagle's sales.

	(Dollars In Thousands)
	December 31,
	2001	2000	1999
Revenues
United States	$86,212	$82,082	$65,371
Other geographic areas	$5,673	$4,678	$2,859

Products
Brass Eagle offers a full line of paintball products, including paintball markers, paintballs, and accessories at various price points.

Paintball Markers.  Brass Eagle designs and distributes a full line of paintball markers with a variety of performance characteristics. There are three primary classifications of paintball markers: pump action, semi-automatic and ultra high performance paintball markers. Pump action markers, such as Brass Eagle's Blade and Talon models, are direct descendents of the original "splotch marker" used to mark cattle and trees before the advent of the sport of paintball. These paintball markers use 12 gram CO2 jets, are actuated using a pump action, and usually have a small paintball capacity. Continuous air pump action paintball markers, such as the original Saber and Tigershark models, differ from a 12 gram paintball marker in that they use a refillable cylinder as a power source and a hopper to feed multiple paintballs into the chamber. Brass Eagle offers three pump action markers; these are the Talon Ghost, the Blade and the Saber. The Blade and the Saber are two new models in Brass Eagle's new Next Generation series. While a pump action marker needs to be cocked before each shot, a semi-automatic paintball marker needs to be cocked only once before expelling the first paintball. Thereafter, it expels automatically after each trigger pull. Most organized paintball tournaments are played exclusively with semi-automatic paintball markers. Brass Eagle currently offers three semi-automatic paintball markers: the Avenger, the Samurai, and the Stingray II Ice. Brass Eagle introduced the Avenger semi-automatic paintball marker in the AEGIS Series in 2001. Brass Eagle will introduce the Marauder, a new polymer semi-automatic marker, in the first half of 2002 to meet the demand in this emerging, low-cost, high-performance category. In addition, Viewloader introduced a series of new metal semi-automatic markers called the Genesis, the Genesis Surge, Surge df and the Revelation in 2001. JT USA will introduce a new series of markers in 2002 to further leverage the JT brand.

Paintballs.  Paintballs are made of a gelatinous material; the paint is non-toxic, biodegradable and washable. Paintballs are manufactured using an encapsulation process requiring special equipment and certain technical knowledge. Brass Eagle sells its paintballs in multiple colors in packages ranging in size from 100 to 2,000 balls. Commencing in the fourth quarter of 1999, Brass Eagle began producing virtually all its paintball requirements. The new Viewloader line of paintballs was successfully introduced in 2001. A new line of high-quality paintballs will be introduced under the JT brand in 2002.

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

As a direct result of the JT USA acquisition, Brass Eagle terminated a strategic alliance with Leader Industries of Montreal, Quebec, Canada, a producer of paintball facemasks. As of May 2, 2000, Brass Eagle no longer serves as Leader's exclusive worldwide distributor of facemasks. Brass Eagle's goggle systems are manufactured and marketed under the JT brand.

Sales and Distribution
Brass Eagle's sales and distribution strategy is innovative in the paintball industry. Unlike many of its competitors, Brass Eagle makes its products readily available to mainstream consumers through mass merchandisers, major sporting goods retailers, and specialty retailers. To facilitate its sales and distribution strategy, Brass Eagle maintains a sales and marketing staff, including senior management and in-house sales and marketing personnel, and retains six independent manufacturer's sales representative organizations to service the United States market. The sales representatives generally offer various lines of sporting goods and have established relationships with retailers in Brass Eagle's targeted distribution channels. These sales representatives operate under standard contracts in defined geographic territories and are contractually prohibited from selling competitors' paintball products.

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

Extend Product Offerings Within Existing Brands. Brass Eagle will introduce new marker and paintball products targeted at traditional market consumers. These products will be marketed under the JT and Viewloader brand names and are expected to provide incremental revenue and earnings by leveraging the value of these brand acquisitions. In addition, these products will be introduced into Brass Eagle's existing distribution network.

Increase Participation in the Sport of Paintball. Based on market data, compiled in part by Brass Eagle, and management's knowledge of the industry, Brass Eagle believes that its increased marketing efforts and heightened media exposure are helping to promote and grow the sport of paintball. Through high visibility promotional campaigns, such as the Company's "Road To Aruba" International Tournament Series and national network cable television commercial spots on ESPN2 and MTV and other televised programs, paintball has been introduced to a broader group of potential participants. Brass Eagle is involved in numerous paintball events and promotions and supports the National Professional Paintball League. In addition, Brass Eagle has been featured and has advertised in paintball-related publications. Brass Eagle currently is marketing a modular field concept under the Pursuit Park name through an exclusive distributor in the amusement industry specializing in family entertainment centers. High-speed modular games such as those available in a Pursuit Park provide the beginner, recreational and competition level participant with convenient access to playing fields and the opportunity to participate in an exciting new paintball activity. The modular field concept has been widely accepted in the competition level with the inclusion of Pursuit Park in the 2000 World Paintball Championships in Kissimmee, Florida. Brass Eagle believes that the Pursuit Park product will continue to be an important part of bringing the sport to people of all skill levels.

Increase International Sales of Paintball Products. Brass Eagle believes that international markets for paintball products and accessories present opportunities for growth and is focusing on expanding retail distribution, especially in the Canadian, European and Mexican markets.

Increase Product Sales Through Step-By-Step Price Levels. Brass Eagle offers paintball markers to consumers at price points from $35 for beginner products to $350 for recreational and tournament level products. In 2001, Brass Eagle continued to introduce new markers, new players kits and a host of accessories, which are targeted to satisfy the demands of multi-level paintball participants.

Brass Eagle believes that by offering products spanning a wide range of price points it is able to meet the needs of new paintball consumers, as well as recreation and competition players as they move to more sophisticated products. Brass Eagle intends to continue to focus on product development to ensure that it is able to offer high quality paintball products at step-by-step price points.

Evaluate Strategic Acquisitions and Alliances. Brass Eagle added two additional businesses in 2000: JT USA and Challenge Park Xtreme. Brass Eagle may, when and if the opportunity arises, acquire other businesses involved in activities or having product lines that are compatible with those of Brass Eagle.

In 2000, Brass Eagle also completed the first phase development of Challenge Park Xtreme, an extreme sports and entertainment complex that includes numerous paintball fields, a BMX track, an in-line skating rink, skateboarding ramps and mountain biking trails. Located on 154 acres on the Des Plaines River in Joliet, Illinois, Challenge Park Xtreme opened to the public in October 2000. Brass Eagle, through its subsidiary Brass Eagle Challenge Park, Inc., owns the majority of the limited liability company which operates the park.

In 2000, Brass Eagle also completed the acquisition of the assets of JT USA, LP of Chula Vista, California. JT USA is a leading manufacturer of protective accessories and apparel for the paintball industry. The JT USA product line, regarded as the benchmark in the industry, includes masks, goggles, active and casual apparel and protective gear primarily distributed through traditional paintball retailers.

JT USA offers the opportunity for increased market share and margin, increased product offerings and further penetration into the traditional market. Furthermore, JT represents a good platform to expand Brass Eagle's business outside of paintball to the broader extreme sports market.

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

Manufacturing; Strategic Alliances; Backlog

Brass Eagle, in conjunction with certain of its key suppliers, designs all of its paintball markers, goggle systems and select accessory items.

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

As of February 25, 2002 and 2001, Brass Eagle had $2.4 million and $1.0 million, respectively, in current and future open orders.

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

In order for Brass Eagle to maintain or grow its market share and profitability, it must continue to develop the market for paintball while competing successfully with others in the extreme sports segment of the sports and recreation industry, as well as with other current and potential paintball product manufacturers.

Intellectual Property
Brass Eagle currently holds patents in the United States and Canada on most of its paintball markers. In addition, Brass Eagle acquired four patents as part of its 1999 acquisition of the assets of CM Support, Inc. These patents are mainly related to loaders used to feed paintballs into the marker. A number of patents and trademarks were also acquired as part of the 2000 acquisition of the assets of JT USA, L. P. There can be no assurance that current or future patent protection will prevent competitors from offering competing products, that any issued patents will be upheld, or that patent protection will be granted in any or all of the countries in which applications are currently pending or granted on the breadth of the description of the invention. Brass Eagle also has trademark registrations for its name and the name of many of its products in the United States and both registrations and applications in Canada. Although Brass Eagle believes that patents are useful in maintaining its competitive position, it considers other factors, such as its brand names, ability to design innovative products, technical and marketing expertise, and customer service to be its primary competitive advantages.

Due to considerations relating to, among other things, cost, delay, or adverse publicity, there can be no assurance that Brass Eagle will elect to enforce its intellectual property rights in any particular instance.

Brass Eagle is currently not a party to any significant patent litigation, except for a recently filed lawsuit in which Brass Eagle is the plaintiff, and a violation of a Brass Eagle patent by third parties is alleged.

Brass Eagle's competitors have also obtained and may continue to obtain patents on certain features of their products, which may prevent or discourage Brass Eagle from offering such features on its products; this, in turn, could result in a competitive disadvantage to Brass Eagle.

Environmental Matters
Brass Eagle is subject to federal, state, and local laws, regulations, and ordinances that (1) govern activities or operations that may have adverse environmental effects (such as emissions to air, discharges to water, and the generation, handling, storage, transportation, treatment, and disposal of solid and hazardous wastes) or (2) impose liability for cleaning up or remediating contaminated property (or the cost thereof), including damages from spills, disposals, or other releases of hazardous substances or wastes in certain circumstances without regard to fault. Brass Eagle's manufacturing operations routinely involve the handling of relatively small amounts of chemicals and wastes, some of which are or may become regulated as hazardous substances. Brass Eagle has not incurred, and does not expect to incur, any significant expenditures or liabilities for environmental matters. As a result, Brass Eagle believes that its environmental obligations will not have a material adverse effect on its operations or financial position.

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

Employees
As of December 31, 2001, Brass Eagle employed approximately 292 full-time employees. In addition, Brass Eagle utilizes additional temporary personnel in its assembly operations to meet production demand when necessary. Brass Eagle is not a party to any labor agreements, and none of its employees are represented by a labor union. Brass Eagle considers its relationship with its employees to be excellent.

ITEM 2:  PROPERTIES

The following table sets forth certain information as of December 31, 2001 relating to Brass Eagles' principal properties:

	PURPOSE /	APPROXIMATE	OWNED OR
LOCATION	PRODUCTS	SIZE (SQ. FT.)	LEASED
Bentonville, Arkansas	Sales & Administrative Office	14,040	Owned
Chula Vista, California	Distribution of Masks; Sales & Administrative Office	27,820	Leased
Joliet, Illinois	CPX Extreme Sports Park Attractions and Facilities	5,500	Owned
Neosho, Missouri	Distribution Center	132,935	Leased
Neosho, Missouri	Manufacturing Facility - Paintballs	31,000	Leased
Batesville, Mississippi	Manufacturing Facility - C02 Jets	12,500	Leased

Brass Eagle has lease renewal options on the distribution facility and the paintball manufacturing facility in Neosho, Missouri, and a renewal option on the manufacturing facility in Batesville, Mississippi. Brass Eagle has an option to buy the distribution center and offices in Chula Vista, California.

Brass Eagle believes that its facilities are generally suitable for their present and intended purposes and adequate for their current and expected levels of operations.

ITEM 3:  LEGAL PROCEEDINGS

Due generally to the occasional misuse of paintball products, Brass Eagle is a defendant in product liability lawsuits from time to time. At this time, there are 13 product liability lawsuits pending against Brass Eagle. To date, all claims and lawsuits against Brass Eagle either have been, or are expected to be, resolved without any material or adverse effect on Brass Eagle or its prospects.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of stockholders during the fourth quarter of 2001.

EXECUTIVE OFFICERS OF THE COMPANY
E. Lynn Scott	47

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

J. R. Brian Hanna	49

Mr. Hanna has been Vice President - Finance, Chief Financial Officer and Treasurer of Brass Eagle since December 1997. Prior to that, he was employed at GSW for 14 years where he served as Vice President Finance - Chief Financial Officer from 1991 to November 1997; Director of Marketing from 1988 to 1991; Treasurer from 1986 to 1988; and Manager of Internal Audit from 1983 to 1986.

Mark A. Skrocki	42

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

Charles Prudhomme	50

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

Steven R. DeMent	44

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

Steven R. Cherry	45

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

John D. Flynn	52

Mr. Flynn has been Vice President - General Counsel & Secretary of Brass Eagle since June 1998. Prior to that, he served as Vice President, General Counsel & Secretary at Daisy Manufacturing from November 1996 to June 1998. Prior to Daisy, Mr. Flynn was a Senior Attorney with Cleveland - Cliffs Inc., an iron ore mining firm, from 1985 - 1996.

PART II

ITEM 5:  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Brass Eagle's Common Stock trades on The Nasdaq Stock Market under the symbol "XTRM". The following table sets forth the high and low recorded sale prices of the Common Stock during the periods indicated as reported by Nasdaq:

	2001		2000
	High	Low	High	Low
First Qtr.	8.750	6.031	7.375	4.500
Second Qtr.	10.300	6.810	6.750	3.625
Third Qtr.	11.380	4.310	5.500	2.875
Fourth Qtr.	5.502	3.350	7.938	3.625

Shareholders

On February 15th, 2002, there were 7,148,733 shares of Brass Eagle's Common Stock outstanding, which was held by approximately 1,100 record and street name holders.

Cash Dividends

Brass Eagle has not paid any dividends during the years ended December 31, 2001 and 2000, nor does it expect to pay a cash dividend in the foreseeable future. Brass Eagle's credit agreement with Bank of America prohibits the payment of cash dividends.

ITEM 6:  SELECTED FINANCIAL DATA

The following table presents selected historical financial data of Brass Eagle. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical financial statements and notes thereto included in this report. The inter-period comparability of the data presented is materially affected by the acquisitions that Brass Eagle has completed since 1997.

	Year Ended December 31,
	(Dollars in thousands except per share data.)
	2001	2000	1999	1998	1997
Statement of Operations Data:
Net Sales	$ 91,885	$ 86,760	$ 68,230	$ 75,149	$36,139
Operating Income	8,412	14,979	12,680	13,090	6,062
Net Income	3,926	8,668	8,185	8,195	3,636
Diluted Earnings Per Share	0.52	1.15	1.07	1.07	0.69

Balance Sheet Data (at period end):
Total Assets	$ 92,295	$ 95,816	$ 48,445	$ 41,430	$36,229
Long Term Debt, Less Current Maturities	14,607	19,615	0	0	0

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the "Selected Financial Data" and the Financial Statements and the related notes thereto, which are included elsewhere in this report.

General
Based on market data, compiled in part by Brass Eagle, and management's knowledge of the industry, Brass Eagle believes that it is a worldwide leader in the design, manufacture, marketing and distribution of paintball products. Brass Eagle's sales have grown rapidly, from $36.1 million in 1997, to $91.9 million in 2001. Based on this market data and industry knowledge, Brass Eagle believes that its growth has been due to demand from consumers through mass merchandisers and major sporting goods retailers for Brass Eagle's products. Brass Eagle believes that opportunities for growth continue to exist worldwide and will seek to increase market awareness both nationally and internationally. Although growth opportunities remain, there can be no assurance that growth will occur.

Brass Eagle's gross profits have increased from $11.3 million in 1997 to $33.0 million in 2001. Brass Eagle's gross profit percentages have increased because of increased volume while maintaining a consistent overhead structure, reduced raw material cost due to volume discounts, the commencement of paintball manufacturing and the purchase of the assets of JT USA, L. P.

Results of Operations
The following table sets forth operations data as a percentage of net sales for the periods indicated.

	2001	2000	1999
Net Sales	100.0%	100.0%	100.0%
Cost of Sales	64.0%	61.4%	61.7%
Gross Profit	36.0%	38.6%	38.3%
Operating Expenses	26.8%	21.3%	19.7%
Operating Income	9.2%	17.3%	18.6%
Net Income	4.3%	10.0%	12.0%

Year Ended December 31, 2001, Compared To Year Ended December 31, 2000.

Net Sales. Net sales increased by 5.9% to $91.9 million in 2001 from $86.8 million in 2000. The increase in net sales was primarily due to increased sales of masks and sales of new product lines.

Domestic sales increased by 5.0% to $86.2 million (or 93.8% of sales) in 2001 from $82.1 million (or 94.6% of sales) in 2000. International sales increased by 21.3% to $5.7 million (or 6.2% of sales) in 2000 from $4.7 million (or 5.4% of sales) in 2000. The increase in international sales was primarily due to sales of JT branded products.

Gross Profit. Gross profit as a percentage of net sales decreased to 36.0% in 2001 compared to 38.6% in 2000. During the year, Brass Eagle closed it's marker assembly operation in Granby, Missouri and outsourced marker assembly to Mexico, China and Taiwan as a means of obtaining cost reduction. Costs associated with this transfer of assembly operation, as well as a reduction in the percentage of sales represented by markers and an increase in the warranty accrual, resulted in the lower gross margin.

Operating Expenses. Operating expenses increased by 33.0% to $24.6 million in 2001 compared to $18.5 million in 2000. Operating expenses increased primarily due to increased labor and related costs associated with new growth. Operating expenses also increased due to allowance for bad debt expense associated with K-Mart's Chapter 11 petition, increased amortization expense associated with the JT USA acquisition and increased freight costs. The increases were partially offset by a reduction in incentive compensation. In addition, non-recurring charges for strategic initiative expenses were incurred in 2000 but not 2001.

Operating Income. Operating income decreased by 44.0% to $8.4 million in 2001 from $15.0 million in 2000. The decrease was primarily due to lower gross profit margins and increased operating expenses.

Interest. Brass Eagle recorded net interest expenses of $1.9 million for 2001 compared to $1.0 million in 2000. The increase in net interest expense was due to the establishment of a term loan on June 30, 2000 of $28.0 million in connection with the JT USA acquisition.

Income Tax Rate. Brass Eagle's effective federal and state income tax rate was 39.5% for 2001 and 38.2% for 2000. The increase in the income tax rate is due to higher effective state taxes primarily due to a reduction in tax credits from the State of Missouri and the JT USA operations being located in California, a higher state tax jurisdiction.

Recent Results. Net sales in the fourth quarter of 2001 increased by 7.5% to $34.2 million, as compared to $31.8 million in the fourth quarter of 2000. This increase in sales was primarily due to increased sales of masks and sales of new product lines.

Gross profit as a percentage of net sales decreased to 33.0% in the fourth quarter of 2001 versus 41.0% in the fourth quarter of 2000. This gross profit decrease was due primarily to three factors: price reductions, manufacturing inefficiencies and an increase in the warranty accrual. In addition, the obsolete inventory provision was increased.

Operating expenses increased 43.4% to $7.6 million in the fourth quarter of 2001 from $5.3 million in the fourth quarter of 2000 This increase was due to increased bad debt expense associated with K-Mart's Chapter 11 petition, increased co-op advertising and freight expenses.

Year Ended December 31, 2000, Compared To Year Ended December 31, 1999

Net Sales. Net sales increased by 27.3% to $86.8 million in 2000 from $68.2 million in 1999. The increase in net sales was primarily due to the increase in the popularity of the sport resulting in increased sales to our customers. In addition, sales increased due to the acquisition of JT USA.

Domestic sales increased by 25.5% to $82.1 million (or 94.6% of sales) in 2000 from $65.4 million (or 95.9% of sales) in 1999. International sales increased by 67.9% to $4.7 million (or 5.4% of sales) in 2000 from $2.8 million (or 4.1% of sales) in 1999. The increase in international sales is due to increased sales to Canadian customers.

Gross Profit. Gross profit as a percentage of net sales increased to 38.6% in 2000 from 38.3% in 1999. This increase was primarily due to cost savings resulting from Brass Eagle manufacturing masks, as a result of its acquisition of the assets of JT USA on June 30, 2000, verses purchasing masks for resale prior to that date.

Operating Expenses. Operating expenses increased by 38.1% to $18.5 million in 2000 compared to $13.4 million in 1999.The increase was primarily due to additional administrative, selling and amortization expenses associated with JT USA operations. The pre-opening expenses for Challenge Park also contributed to the increase. During the third quarter 2000 Brass Eagle incurred non-recurring strategic initiative expenses in connection with a proposed acquisition of Brass Eagle, which was terminated by Brass Eagle. Operating expenses were also higher due to increased incentive compensation and increased professional services. These increases were partially offset by reductions in promotional expense and the closing of the Mississippi Retail Store.

Operating Income. Operating income increased by 18.1% to $15.0 million in 2000 compared to $12.7 million in 1999. The increase was primarily due to higher unit sales volume and improved gross profit percentages. Operating income as a percentage of sales was 17.3% in 2000 compared to 18.6% in 1999. The decrease as a percentage of sales was due to increased operating expenses.

Interest. Brass Eagle recorded net interest expense of $1.0 million for 2000 compared to net interest income of $190,000 in 1999. The increase in net interest expense was due to the establishment of a term loan of $28.0 million in connection with the JT USA acquisition.

Income Tax Rate. Brass Eagle's effective federal and state income tax rate was 38.2% for 2000 and 36.4% for 1999. The increase in the income tax rate is due to higher effective state taxes primarily from the acquisition of the JT USA, LP in California, a higher state tax jurisdiction.

Liquidity and Capital Resources.

At December 31, 2001 Brass Eagle had working capital of $21.9 million and at December 31, 2000 had working capital of $21.6 million. Brass Eagle had in place a $40.0 million Senior Credit Facility with Bank of America as of December 31, 2000. On February 1, 2001, this Credit Facility was modified to adjust the availability under the revolving line of credit to $5.5 million and adjust certain restrictive covenants. On December 31, 2001, this Credit Facility was modified to adjust certain restrictive covenants. Brass Eagle is currently in compliance with all restrictive covenants of the Credit Facility.

Brass Eagle believes that funds generated from operations, together with borrowings under the Credit Facility, will be adequate to meet its anticipated cash requirements for at least the next 18 months. Brass Eagle's operating cash flows are subject to risk of a decrease if demand for the company's products decline. Brass Eagle may, when and if the opportunity arises, acquire other businesses involved in activities or having product lines that are compatible with those of Brass Eagle or pursue vertical integration of production capabilities for one or more of Brass Eagle's products which are currently purchased from third parties. The capital expenditures that would be associated with any such activities that may occur in the future would be funded with available cash and cash equivalents, borrowings from the Credit Facility, working capital, or a combination of such sources.

In March of 2001, Brass Eagle acquired selected machinery and equipment from Nittan USA, Inc. a manufacturer of CO2 jets, for $2.3 million. Brass Eagle agreed to lease facilities in Batesville, Mississippi to house the equipment and produce CO2 jets that are sold to Brass Eagle customers.

In June of 2000, Brass Eagle completed the acquisition of substantially all of the assets of JT USA, L. P. of Chula Vista, California for $32.0 million in cash. In addition, Brass Eagle spent approximately $374,000 in closing costs for the purchase. The assets involved included all patent and trademark rights, molds, tools and dies used to produce product, all product lines, a lease of real property in Chula Vista, California, substantially all existing contracts, licenses and permits, all inventory, all accounts receivable and goodwill. The assets are owned by Brass Eagle's subsidiary, JT USA Inc.

In January of 1999, Brass Eagle acquired certain assets of CM Support, Inc. of Dallas, Texas for $5.0 million in cash. The assets acquired were patents, trademarks, fixed assets and inventory.

Net cash provided by operating activities for 2001 was $4.9 million, which consisted primarily of net income of $3.9 million, depreciation and amortization expense of $4.6 million, a decrease in "Due From Affiliate" of $326,000, a decrease in accounts payable and accrued expenses and prepaid expense of $4.3 million, a net decrease in accounts receivable of $1.7 million, a decrease in inventory of $883,000, an increase in deferred taxes of $437,000 and an increase in provision for doubtful accounts of $1.2 million. Net cash provided by operating activities for 2000 was $10.3 million, which consisted primarily of net income of $8.7 million, depreciation and amortization expense of $2.9 million, a decrease in "Due From Affiliate" of $94,000, an increase in accounts payable and accrued expenses and prepaid expense of $8.8 million, a net decrease in accounts receivable of $7.4 million, an increase in inventory of $2.4 million, and an increase in deferred taxes of $479,000.

Net cash used in investing activities in 2001 was $4.2 million. This was due to the acquisition of the Nittan assets of $2.3 million and the purchase of property and equipment of $1.9 million. During 2001, Brass Eagle spent approximately $1.1 million for additional manufacturing equipment.

Net cash used in investing activities in 2000 was $38.8 million. This was due to the acquisition of the assets of JT USA, LP of $32.4 million and purchases of property and equipment of $6.4 million.

During 2000, Brass Eagle spent $4.7 million to complete the construction of Challenge Park Xtreme. During 1999, Brass Eagle purchased a new office building, including furniture and fixtures, for $1.3 million and spent approximately $1.1 million for tooling costs for two new markers.

Net cash used in financing activities was $4.2 million for 2001 and was due to the proceeds from borrowings from Brass Eagle's Credit Facility of $2.0 million, reduction of long-term debt of $6.2 million, borrowings from the line of credit of $40,000 and issuance of stock of $16,000. Net cash provided by financing activities was $28.7 million for 2000 and was due to the proceeds from borrowings from Brass Eagle's Credit Facility of $28.0 million, reduction of long-term debt of $2.8 million, net borrowings from the line of credit of $3.9 million, bank loan fees of $350,000, and issuance of stock of $19,000.

Brass Eagle has the following contractual obligations as of December 31, 2001 that can impact it's liquidity:

Contractual Obligations (In thousands)	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-Term Debt	$ 21,014	$ 6,407	$ 14,607	$ 0	$ 0
Line of Credit *	$ 3,990	$ 3,990	$ 0	$ 0	$ 0
Operating Leases	$ 1,919	$ 868	$ 1,051	$ 0	$ 0
	________	________	________	________	________
Total Contractual Cash Obligations	$ 26,923	$ 11,265	$ 15,658	$ 0	$ 0
	=======	=======	=======	=======	=======

Amount of Commitment Expiration Per Period
Other Commercial Commitments (In thousands)	Total Amounts Committed	Less Than 1 Year	1-3 Years	4-5 Years	Over 5 Years
Lines of Credit	$ 5,500	$ 0	$ 5,500	$ 0	$ 0
Standby Letters of Credit *	$ 0	$ 0	$ 0	$ 0	$ 0
	________	________	________	________	________
Total Commercial Commitments	$ 5,500	$ 0	$ 5,500	$ 0	$ 0
	=======	=======	=======	=======	=======

*  The standby letter of credit borrowings are considered advances against the $5.5 million line of credit. As of December 31, 2001, the company had $3,990 of outstanding borrowings of which $90 represented standby letter of credit borrowings.

Transactions with Related Parties

Brass Eagle purchases certain raw materials and finished goods from Titan Plastics Group, which is related through common ownership. Purchases from this company were approximately $13.5 million, $5.0 million and $1.5 million for the years ended December 31, 2001, 2000 and 1999, respectively. This supplier bids for business on the same basis as third parties and Brass Eagle makes the final selection according to best price and service. Brass Eagle can terminate its relationship with Wollin with 180 days notice without cause and 30 days notice with cause.

Pursuant to a corporate reorganization effected November 24, 1997, Brass Eagle transferred all of its non-paintball related assets, operations and liabilities to a newly created subsidiary Daisy Manufacturing Company (New Daisy) all of the stock of which was spun-off to existing Brass Eagle shareholders. Brass Eagle and New Daisy entered into a Tax Allocation Agreement effective November 24, 1997. The Tax Allocation Agreement provides generally that Brass Eagle and New Daisy shall compute their separate federal and state tax liabilities as if they had always filed separate returns for each taxable period. Brass Eagle and New Daisy have agreed to reimburse each other for any reduction or increase in the tax obligation caused by the use of tax attributes allocable to the other. The significant tax attributes allocable include the gain on the spin-off of New Daisy, including the effects of revoking Daisy's LIFO election as of the beginning of 1997, net operating losses generated by Daisy, and the potential benefits upon future exercises of stock options. Daisy owed Brass Eagle $0 and $326 as of December 31, 2001 and 2000 respectfully under the terms of agreement.

New Accounting Pronouncements

SFAS No. 141 "Business Combinations," No. 142 "Goodwill and Other Intangible Assets" and No. 144 "Accounting for the Impairment of Disposal of Long-Lived Assets"

On June 29, 2001, the FASB approved its proposed SFAS No.141, ("FAS 141") "Business Combinations," and SFAS No. 142 ("FAS 142"), "Goodwill and Other Intangible Assets"

Under FAS 141, all business combinations should be accounted for using the purchase method of accounting; use of the pooling-of-interests method is prohibited. The provisions of the statement will apply to all business combinations initiated after June 30, 2001.

FAS 142 will apply to all acquired intangible assets whether acquired singly, as part of a group, or in a business combination. The statement will supersede Accounting Principles Board, ("APB"), Opinion No. 17, "Intangible Assets," and will carry forward provisions in APB Opinion No. 17 related to internally developed intangible assets. Adoption of FAS 142 will result in the cessation of goodwill amortization. All of the provisions of the statement will be applied in future fiscal years, commencing January 1, 2002, to all goodwill and other intangible assets recognized in Brass Eagle's statement of financial position, regardless of when those assets were initially recognized.

As of December 31, 2001, Brass Eagle has goodwill and other intangible assets (net of amortization) of $32.3 million. Brass Eagle's amortization expense for the twelve month period ended December 31, 2001 was $2.1 million, of which $2.0 million related to goodwill. Brass Eagle adopted FAS 142 on January 1, 2002 at which time Brass Eagle ceased recording goodwill amortization.

FAS No.144, "Accounting for the Impairment of Disposal of Long-Lived Assets" establishes a single accounting model, based on the framework established in FAS No.121 and APB Opinion No. 30, for long-lived assets to be disposed of by sale. It eliminates the practice of valuing discontinued operations at net realizable value, and does not allow recognition of future operating losses before they occur. The basic presentation of discontinued operations in the income statement under APB 30 is retained, but expanded to include presentation of a component of an entity (which describes operations and cash flows that can clearly be distinguished, both operationally and for financial reporting purposes, from the rest of the entity) rather than a segment of a business.

Under this pronouncement, long-lived assets that are to be disposed of other than by sales (abandonment, exchange, distribution in spin-off, etc.) should have their depreciable lives revised in accordance with APB Opinion No. 20, "Accounting Changes". An impairment loss should be recognized at the date a long-lived asset is exchanged for a similar productive asset or if the carrying amount of the asset exceeds its fair value. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001.

Management does not believe the adoption of this pronouncement will have a material effect on Brass Eagle's financial statements.

FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation"

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

In November 1999, Brass Eagle repriced certain options granted to employees after December 15, 1998. Brass Eagle did not recognize compensation expense under ABP Opinion 25 at December 31, 2001 or December 31, 2000 because the company's stock price at that time did not exceed the repriced stock price of $8.0 per share for these options. If in the future Brass Eagle's stock price exceeds the repriced stock price of $8.0 per share Brass Eagle will recognize compensation expense.

SFAS No. 133 "Accounting For Derivative Instruments And Hedging Activities"
In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities." This statement establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In June 1999, the FASB issued SFAS No. 137, which deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. Brass Eagle adopted SFAS No. 133, on January 1, 2001.

During fiscal 2000, Brass Eagle entered into an interest rate swap arrangement, which is a derivative financial instrument with a bank. The purpose of the interest rate swap arrangement is to reduce exposure to interest rate fluctuations by effectively fixing the interest rate on part of the borrowings under Brass Eagle's term debt. The term of the hedge is through August 29, 2003. As a result of its adoption of SFAS No. 133, Brass Eagle recorded a loss to Comprehensive Income of $889,000, or $540,000 net of income taxes, for the year ended December 31, 2001.

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

The following table provides information on Brass Eagle's fixed maturity investments as of December 31, 2001 that are sensitive to changes in interest rates. The table also presents the debt upon which an interest rate swap agreement was entered. Since the interest rate swap effectively fixes the interest rate on the notional amount of debt, changes in interest rates have no current effect on the interest expense recorded by Brass Eagle on the portion of the debt covered by the interest rate swap.

Liability	Amount	Maturity Date
Variable rate debt	$21.0 million	June 30, 2005
Interest rate swap notional amount (Amount included in $21.0 million)	$14.0 million	August 29, 2003

ITEM 8:  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT AUDITORS

Board of Directors
Brass Eagle Inc.
Bentonville, Arkansas

We have audited the accompanying consolidated balance sheets of Brass Eagle Inc. (Brass Eagle) as of December 31, 2001 and 2000, and the related consolidated statements of operations comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Brass Eagle Inc. as of December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

                                                              Crowe, Chizek and Company LLP

Oak Brook, Illinois
February 1, 2002

CONSOLIDATED BALANCE SHEETS
(In thousands except share data)
December 31, 2001 and 2000

	2001	2000
ASSETS
Current assets
Cash and cash equivalents	$ 9	$ 3,457
Accounts receivable - less allowance for doubtful accounts of
$2,000 in 2001 and $393 in 2000	26,371	25,881
Due from affiliate	0	326
Inventories	13,120	14,003
Prepaid expenses and other current assets	1,191	790
Deferred income taxes	2,544	1,780
Total current assets	43,235	46,237

Property, plant and equipment, net	16,506	14,911

Other assets:
Other assets	270	325
Intangible assets, net	32,284	34,343
	$ 92,295	$ 95,816
	==========	=========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Revolving credit facility	$ 3,900	$ 3,860
Accounts payable	4,438	7,340
Accrued expenses	6,549	7,853
Current maturities of long-term debt	6,407	5,607
Total current liabilities	21,294	24,660

Long-term debt, less current maturities	14,607	19,615
Deferred income taxes	1,350	821
Other liabilities	889	0

Stockholders' equity:
Common stock, $.01 par value; 10,000,000 shares authorized, 7,266,618 issued and 7,146,918 outstanding in 2001, 7,258,290 issued and 7,138,590 outstanding in 2000	73	73
Additional paid-in capital	25,851	25,802
Accumulated other comprehensible income / (loss)	(540)	0
Retained earnings	29,314	25,388
Treasury stock, 119,700 shares at cost	(543)	(543)
	54,155	50,720
	$ 92,295	$ 95,816
	=========	==========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)
Years ended December 31, 2001, 2000, and 1999

	2001	2000	1999
Net sales	$ 91,885	$ 86,760	$ 68,230

Cost of sales	58,845	53,305	42,119

Gross profit	33,040	33,455	26,111

Operating expenses:
Strategic initiative expense	0	651	0
Selling & marketing	15,347	11,473	10,096
General & administrative	7,198	5,062	2,803
Amortization expense	2,083	1,290	532
	24,628	18,476	13,431

Operating income	8,412	14,979	12,680

Minority interest	0	50	0
Interest income	89	347	190
Interest expense	(2,009)	(1,354)	0
	(1,920)	(957)	190
Income before income taxes	6,492	14,022	12,870

Provision for income taxes	2,566	5,354	4,685

Net income	$ 3,926	$ 8,668	$ 8,185
	========	=======	=======

Basic earnings per share	$ 0.55	$ 1.21	$ 1.13
	========	=======	=======

Diluted earnings per share	$ 0.52	$ 1.15	$ 1.07
	========	=======	=======

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands except per share data)
Years ended December 31, 2001, 2000, and 1999

	2001	2000	1999
Net income	$ 3,926	$ 8,668	$ 8,185
Other comprehensive income (loss):
Loss on derivative, net of tax	(540)	0	0
Comprehensive income	$ 3,386	$ 8,668	$ 8,185
	=========	=========	=========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands except share data)
December 31, 2001, 2000 and 1999

						Accumulated
	Common Stock		Additional			Other
			Paid-In	Treasury	Retained	Comprehensive
	Shares	Amount	Capital	Stock	Earnings	Income	Total
Balance, December 31, 1998	7,241,951	72	25,667	0	8,535	0	34,274
Stock options exercised	2,100	0	23	0	0	0	23
Purchase of treasury shares	(119,700)	0	0	(543)	0	0	(543)
Issuance of common stock	5,036	0	68	0	0	0	68
Net Income	0	0	0	0	8,185	0	8,185
Balance, December 31, 1999	7,129,387	$ 72	$ 25,758	$ (543)	$ 16,720	0	$ 42,007
Issuance of common stock	9,203	1	44	0	0	0	45
Net income	0	0	0	0	8,668	0	8,668
Balance, December 31, 2000	7,138,590	$ 73	$ 25,802	$ (543)	$ 25,388	0	$ 50,720
Issuance of common stock	8,328	0	49	0	0	0	49
Comprehensive loss	0	0	0	0	0	(540)	(540)
Net income	0	0	0	0	3,926	0	3,926
Balance December 31, 2001	7,146,918	$ 73	$ 25,851	$ (543)	$ 29,314	$ (540)	$ 54,155
	=======	======	=======	=======	======	=========	======

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
Years ended December 31, 2001, 2000, and 1999

	2001	2000	1999
Cash flows from operating activities
Net income	$ 3,926	$ 8,668	$ 8,185
Adjustments to reconcile net income to net cash
From operating activities
Deferred income taxes	(234)	(479)	550
Depreciation and amortization	4,578	2,892	1,453
Provision for doubtful accounts	1,234	50	98
Minority interest	0	(50)	0
Stock compensation expense	33	26	32
Loss on disposition of equipment	199	67	0
Changes in assets and liabilities net of effects of acquisitions
Accounts receivable	(1,749)	(7,384)	1,285
Inventories	883	(2,418)	(3,572)
Prepaid expenses and other assets	(420)	1,259	(472)
Accounts payable and accrued expenses	(3,858)	7,575	(1,065)
Due from affiliate	______326	94	(193)
Net cash from operating activities	4,918	10,300	6,301
Cash flows from investing activities
Purchases of property and equipment	(1,946)	(6,388)	(4,468)
Proceeds from sale of equipment	54	8	0
Acquisition of C. M. Support, Inc.	0	0	(5,000)
Acquisition of Nittan assets	(2,322)	0	0
Acquisition of J. T. USA LP	0	(32,374)	0
Net cash from investing activities	(4,214)	(38,754)	(9,468)
Cash flows from financing activities
Bank loan fees	0	(350)	0
Payments on long-term debt	(6,208)	(2,803)	0
Proceeds on long-term debt	2,000	28,000	0
Purchase of treasury stock	0	0	(543)
Issuance of stock	16	19	59
Net proceeds from line of credit	40	3,860	0
Net cash from financing activities	(4,152)	28,726	(484)
Net change in cash	(3,448)	272	(3,651)
Cash at beginning of year	3,457	3,185	6,836
Cash at the end of year	$ 9	$ 3,457	$ 3,185
	========	=========	========
See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
December 31, 2001, 2000, and 1999

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

Property and Equipment: Property and equipment are stated at cost. Expenditures for repairs and maintenance are charged to expense as incurred and expenditures for additions and improvements, which significantly extend the lives of assets, are capitalized. Upon sale or other retirement of depreciable property, the cost and accumulated depreciation are removed from the related accounts and any gain or loss is reflected in operations.

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

Intangible Assets: Intangible assets, including the Brass Eagle name and goodwill associated with the JT USA, L. P. and CM Support acquisitions are stated at amortized cost. Intangible assets were being amortized over the useful life of the assets, primarily 15 to 20 years on a straight-line basis. Accumulated amortization was $4,594 and $2,516 as of December 31, 2001 and 2000, respectively. Adoption of FAS 142 will result in the cessation of goodwill amortization in 2002. Goodwill amortization expense was $1,958 for the year ended December 31, 2001.

Financial Instruments: The carrying value of accounts receivable and accounts payable approximates fair value because of the short maturity of these items.

Brass Eagle adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended on June 29, 2000, on January 1, 2001. Brass Eagle entered into an interest rate swap to convert a portion of the floating rate debt to a fixed rate. Brass Eagle formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivative used in the hedging transaction is highly effective in offsetting changes in the cash flows of the hedged item. Adoption of SFAS No. 133 on January 1, 2001 resulted in recording the fair value of the interest rate swap of $889 ($540 net of the tax effect) as a liability in the balance sheet on December 31, 2001. The offsetting adjustment is reported in the statement of other comprehensive income.

The remaining portion of the long-term debt outstanding is floating rate debt, the carrying value of which approximates fair value.

Advertising Costs: Advertising costs are expensed as incurred. Advertising costs included in selling and marketing expenses were $754, $539 and $625 for the years ended December 31, 2001, 2000 and 1999, respectively.

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

Use of Estimates in the Preparation of Financial Statements: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates include the allowance for doubtful accounts, warranty reserve and reserve for slow moving inventory.

NOTE 2 - INVENTORIES

Inventories consist of the following components:

	2001	2000
Finished goods	$ 11,327	$ 8,697
Raw materials	1,793	5,306
Total inventory	$ 13,120	$ 14,003
	========	========

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following major classifications:

	2001	2000
Land	$ 742	$ 742
Buildings	2,246	2,371
Autos	89	81
Tools and dies	4,584	4,864
Manufacturing equipment	7,128	4,176
Park amusement and infrastructure	3,186	2,446
Leasehold improvements	1,597	1,538
Office equipment	2,324	1,695
	21,896	17,913
Accumulated depreciation and amortization	(5,885)	(4,606)
	16,011	13,307
Construction in progress	495	1,604
	$ 16,506	$ 14,911
	========	========

Depreciation expense was $2,495, $1,602 and $921 for the years ended December 31, 2001, 2000 and 1999, respectively.

NOTE 4 - CREDIT FACILITY & LONG-TERM DEBT BORROWINGS

The original Senior Credit Facility, dated June 30, 2000 and modified on February 1, 2001 and December 31, 2001, is comprised of a $5.5 million revolving credit facility ($3.9 million outstanding at December 31, 2001), a $2.0 million term loan and a $25.2 term loan used for the acquisition of substantially all the assets of JT USA, LP. The funds available under the revolving credit facility are limited to eligible accounts receivable and inventory, as defined, up to a maximum of $5.5 million. The credit facility is secured by all tangible and intangible assets of Brass Eagle, exclusive of its investment in Challenge Park LLC. Brass Eagle also had $90 of outstanding letters of credit as of December 31, 2001 for foreign inventory purchases.

The $25.2 million loan requires quarterly principal payments of $1.4 million and matures in June 2005. The $2.0 million loan requires quarterly principal payments of $0.2 million and matures in September, 2003.

Borrowings bear interest as designated by Brass Eagle at either the bank's prime rate (adjusted up to prime plus 1.50% based on Brass Eagles' leverage ratio) or LIBOR (plus 1.25% to 2.50% based on Brass Eagle's leverage ratio).

Long-term debt maturities including other term debt maturities are as follows:

2002	6,407
2003	6,207
2004	5,600
2005	2,800
21,014
Less Current Maturities	6,407
$14,607
=====

The agreement, including the amendment executed on February 1, 2001 and December 31, 2001, includes certain restrictive covenants, including maintaining a minimum net worth of $40.0 million at time of borrowing plus 75% of net income, a leverage ratio of 2.25 through September 30, 2000 and 2.00 thereafter, a fixed charge coverage ratio of 2.25 from March 31, 2001 to September 30, 2001 and 1:00 to 1:00 fully-loaded fixed charge coverage ratio from December 31, 2001 until September 30, 2002 and 1:10 to 1:00 fully-loaded fixed charge coverage ratio from December 31, 2002 and thereafter, minimum EBITDA of $11.25 million for the year ended December 31, 2001 and the twelve months ended March 31, 2002, minimum EBITDA of $12.0 million for the twelve months ended June 30, 2002, and minimum EBITDA of $14.25 million for the twelve months ended September 30, 2002. If Brass Eagle's fully-loaded fixed charge coverage ratio falls below 1:00 to 1:00, Brass Eagle will pay a 25 basis point premium above the stated pricing spreads until such time that it reports a fully-loaded fixed charge coverage ratio in excess of 1:00 to 1:00. The agreement also limits capital expenditures to $4.0 million in 2000, excluding expenditures for Challenge Park Extreme, and $4.5 million in 2001, excluding the Nittan assets described in Note 18, and 4.5 million in 2002. Brass Eagle was in compliance with these covenants at December 31, 2001.

In addition, the agreement provides for an excess cash flow recapture requirement for the first two years of the agreement equal to 50% of the excess cash flow over fixed charges not to exceed $750.

Financing costs incurred are capitalized and amortized over the remaining life of the respective loan.

Cash paid during the years ended December 31, 2001, 2000 and 1999 for interest was $2,050, $1,279 and $0, respectively.

NOTE 5 - INTEREST RATE SWAP

Brass Eagle entered into an interest rate swap agreement to hedge future cash flows for interest payments on $14.0 million of term debt on August 31, 2000. Under the terms of the swap agreement, Brass Eagle will pay a fixed rate on $14.0 million of borrowings under the term note agreement. The swap agreement runs for three years through August 29, 2003. The fair value of the hedge at December 31, 2001 is ($889). The fair value of Brass Eagle's term debt is approximately $21.9 million as of December 31, 2001.

NOTE 6 - LEASES

Brass Eagle leases its manufacturing and warehousing facilities and certain operating equipment under operating leases, which expire from November, 2002 to November, 2005. Rent expense approximated $929, $568 and $483, for the years ended December 31, 2001, 2000 and 1999, respectively. Total minimum rentals under noncancelable operating leases over future years as of December 31, 2001 are as follows:

2002	$ 868
2003	513
2004	449
2005	89
$ 1,919
======

NOTE 7 - INCOME TAXES

The income tax provision is comprised of the following:

	December 31,
	2001	2000	1999
Current payable	$ 2,800	$ 5,833	$ 4,135
Deferred income taxes	(234)	(479)	550
	$ 2,566	$ 5,354	$ 4,685
	======	=======	======

Income tax expense is reconciled to the tax expense that would result from applying regular statutory rates to pretax income as follows:

	December 31,
	2001	2000	1999
Income taxes at the statutory rate at 34%	$ 2,207	$ 4,770	$ 4,375
State taxes, net of federal benefit and state tax credits and other	359	584	310
	$ 2,566	$ 5,354	$ 4,685
	=======	=======	=======

Deferred tax assets are comprised of the following:

	2001	2000
Deferred tax assets resulting from
Accounts receivable allowance	$ 583	$ 150
Accrued warranty	1,151	800
Inventory valuation	405	370
Stock options	114	114
Accrued discounts and promotions	252	367
Other accruals	275	217
	2,780	2,018
Deferred tax liabilities from depreciation and amortization	(1,586)	(1,059)
Net deferred tax asset	$ 1,194	$ 959
	=======	=========

Cash paid during the years ended December 31, 2001, 2000 and 1999 for taxes was $3,725, $3,041 and $5,435, respectively.

NOTE 8 - EMPLOYEE BENEFIT PLANS

Brass Eagle sponsors an employee savings plan under section 401(k) of the Internal Revenue Code. The plan covers substantially all employees. Employees may elect to contribute to the plan a portion of their eligible pretax compensation up to certain limits as specified in the plan. Brass Eagle also makes annual contributions to the plan. Amounts contributed by Brass Eagle to the plan amounted to $132, $93 and $65 in 2001, 2000 and 1999, respectively.

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

NOTE 9 - DUE FROM AFFILIATE

The due from affiliate represents the net amount resulting from certain transactions between Brass Eagle and New Daisy subsequent to the initial public offering. During 2001, Brass Eagle had no significant activity with Daisy and anticipates the same for 2002. The balance at December 31, 2000 and 1999 included amounts related to tax attributes in accordance with the tax allocation agreement.

NOTE 10 - ACQUISITIONS

On March 5, 2001, Brass Eagle acquired selected machinery and equipment from Nittan USA, Inc., a manufacturer of CO2 jets, for $2.3 million in cash. Brass Eagle has agreed to lease facilities in Batesville, Mississippi to house the equipment and produce CO2 jets, which are sold to Brass Eagle customers.

On June 30, 2000, Brass Eagle completed the acquisition of substantially all of the assets of JT USA, L. P. of Chula Vista, California, for $32.0 million in cash. In addition, Brass Eagle spent approximately $374 for closing costs for the purchase. The assets involved included all patent and trademark rights, molds, tools and dies used to produce product, all existing product lines, a lease of real property in Chula Vista, California, substantially all existing contracts, licenses and permits, all inventory, all accounts receivable and goodwill. The assets are owned by Brass Eagle's subsidiary, JT USA Inc.

The purchase price of $32.4 million was allocated as follows:

(in thousands)

Current assets	$ 4,448
Property and equipment	798
Liabilities	(1,803)
Net assets acquired	3,443

Excess of cost over fair value	28,931
Purchase price	$ 32,374
========

The $28.9 million of goodwill asset was being amortized over 20 years until December 31, 2001.

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

On January 4, 1999 Brass Eagle acquired certain assets of C. M. Support, Inc. of Dallas, Texas for $5.0 million in cash. The assets acquired were patents, trademarks, fixed assets and inventory. The acquisition was accounted for as a purchase with approximately $4.6 million allocated to intangible assets and $0.4 million allocated to equipment and inventory.

NOTE 11 - MAJOR CUSTOMERS

Customers accounting for 10% or more of Brass Eagle's sales for the periods presented are as follows:

	December 31,
	2001	2000	1999
Customer A	53%	62%	56%
Customer B	8%	4%	15%
	61%	66%	71%
	===	===	===

Accounts receivable balances from these customers were approximately $19,754 and $20,619 at December 31, 2001 and 2000, respectively.

NOTE 12 - RELATED PARTY TRANSACTIONS

Purchases: Brass Eagle purchases certain component parts and finished goods from a supplier related through common ownership. Purchases from this company were $13,514, $5,014 and $1,467 for years ended December 31, 2001, 2000 and 1999, respectively. In addition, Brass Eagle paid $0, $108 and $653 for tooling from this company for the years ended December 31, 2001, 2000 and 1999, respectively.

Marketing and Related Services: Brass Eagle, through its investment in Challenge Park Xtreme, LLC, sources certain marketing and related services from one of the LLC members. The value of these services were $223 and $186 for the year ended December 31, 2001 and 2000 respectively.

Tax Allocation Agreement: Brass Eagle and New Daisy entered into a Tax Allocation Agreement effective November 24, 1997. The Tax Allocation Agreement provides generally that Brass Eagle and New Daisy shall compute their separate federal and state tax liabilities as if they had always filed separate returns for each taxable period. Brass Eagle and New Daisy have agreed to reimburse each other for any reduction or increase in the tax obligation caused by the use of tax attributes allocable to the other. The significant tax attributes allocable include the gain on the spin-off of New Daisy, including the effects of revoking Daisy's LIFO election as of the beginning of 1997, net operating losses generated by Daisy, and the potential benefits upon future exercises of stock options. Daisy owed Brass Eagle $0 and $326 December 31, 2001 and 2000, respectfully, under the terms of agreement.

NOTE 13 - SALES BY GEOGRAPHIC AREA

Brass Eagle sells paintball markers, paintballs, and accessories through major domestic and international retailers and paintball specialty stores. The following summarizes the geographic distribution of Brass Eagle's sales:

	December 31,
	2001	2000	1999
Revenues
United States	$ 86,212	$ 82,082	$ 65,371
Other geographic areas	5,673	4,678	2,859

NOTE 14 - EMPLOYEE STOCK OPTIONS

Brass Eagle applies APB Opinion No. 25 and related interpretations in accounting for its stock options. FASB Statement No. 123, "Accounting for Stock-Based Compensation" defines a fair value-based method of accounting for employee stock options. This statement gives entities a chance to recognize related compensation expense by adopting the new fair-value method or to measure compensation using the intrinsic value method under APB Opinion No. 25, the former standard. If the former standard for measurement is elected, SFAS No. 123 requires supplemental disclosure to show the effects of using the new measurement criteria. The company uses the intrinsic value prescribed by APB Opinion No. 25. However, pro forma disclosures as if Brass Eagle adopted the cost recognition requirements under SFAS 123 are presented below.

Brass Eagle has 968,027 options outstanding at December 31, 2001, 703,291 of which are held by Brass Eagle employees. The remaining 264,736 options were granted to Daisy employees, including approximately 236,824 options held by Marvin Griffin, Chairman of the Board of Directors of Brass Eagle and Daisy. Options totaling 545,800 are outstanding from grants under Brass Eagle's 1997 Stock Option Plan. The remaining 422,227 shares were granted under plans established by Daisy prior to the reorganization. The options granted under the Daisy plans were converted to options to purchase Brass Eagle's common stock effective with the reorganization.

The 1997 stock option plan, as amended on December 18, 2000, has reserved 607,700 shares to be granted to key employees and consultants at the discretion of the Compensation Committee of the Board of Directors. No options may be issued for less than the fair market of Brass Eagle's common stock value at the date of grant. Options granted under the plan are exercisable at such times and upon such terms, as the Compensation Committee shall determine. All options granted under the plan to date vest equally over a four-year period. The options under this plan expire ten years after the date of grant.

On November 19, 1999, Brass Eagle repriced options granted in 1999 and 1998 from $15.25 and $15.50 a share to $8.00 a share. No compensation expense was recorded at that time because the modified exercise price equaled or exceeded the fair market value of Brass Eagle's common stock on the repricing date. In accordance with FASB Interpretation Number 44, the repricing of the options changed the repriced options from fixed to variable. As a result, compensation expense will be recognized in future periods based on fluctuations in the market price of Brass Eagle stock above $8 per share.

The following table summarizes information about outstanding stock options held at December 31, 2001.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Contract Life - Years	Weighted Average Exercise Price	Number Exercisable At December 31, 2001	Weighted Average Exercise Price
$0.56	422,227	1	$ 0.56	422,227	$ 0.56
$4.25 - 4.37	201,145	9	$ 4.29	18,286	$ 4.37
$8 - $12	344,655	7	$ 9.25	244,793	$ 9.76
	968,027			685,306
	=======			======

Information regarding the Brass Eagle and Daisy employees participating in the plans above for the years ended December 31, 2001, 2000 and 1999 restated for the option revaluations are shown below:

	Number of Shares
	Held by Daisy Employees	Held by Brass Eagle Employees	Total	Weighted Average Exercise Price
				($)
Options outstanding at December 31, 1998	264,736	341,841	606,577	4.25
Granted	0	248,225	248,225	8.00
Forfeited	0	(5,000)	(5,000)	8.00
Exercised	0	(2,100)	(2,100)	11.00
Options outstanding at December 31, 1999	264,736	582,966	847,702	5.30
Granted	0	73,145	73,145	4.37
Forfeited	0	(72,820)	(72,820)	(8.90)
Options outstanding at December 31, 2000	264,736	583,291	848,027	4.89
Granted	0	128,000	128,000	4.25
Forfeited	0	(8,000)	(8,000)	(8.00)
Options outstanding at December 31, 2001	264,736	703,291	968,027	4.43
	========	========	=======	=======

No compensation expense was recorded under APB Opinion No. 25 for the years ended December 31 in 2001, 2000 and 1999 because the exercise price equaled or exceeded the fair market value of the options on the dates of grant.

If compensation cost for Brass Eagle's stock option plan had been determined based upon the fair value at the grant date for options awarded in the years ended December 31, 1999 through 2001 under this plan consistent with the methodology prescribed under SFAS 123, including the compensation expense in conjunction with repricing certain 2001, 2000 and 1999 options, Brass Eagle's pro forma net income and basic and diluted earnings per share would have differed from amounts reported as follows:

	2001	2000	1999
Net income as reported	$ 3,926	$ 8,668	$ 8,185
Pro forma net income	3,515	8,262	7,671

Basic earnings per share as reported	$ 0.55	$ 1.21	$ 1.13
Pro forma basic earnings per share	0.49	1.16	1.06
Diluted earnings per share as reported	0.52	1.15	1.07
Pro forma diluted earnings per share	0.47	1.10	1.01

The fair value of options was estimated at the date of grant or repricing using the following weighted average assumptions:

	2001	2000	1999
Risk-free interest rate	4.0%	5.2%	5.1% and 6.4%
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	70.0%	60.0%	60.0%
Weighted average expected life	4 years	4 years	4 years

The weighted average fair value of options granted in the years ended December 31, 1999 through 2001 were $4, $2 and $2, respectively.

The effects of applying SFAS 123 are not indicative of future amounts. Additional awards in future years are anticipated.

The options granted under the Daisy plans include 187,753 options granted on June 30, 1993 and 256,737 shares granted at the discretion of Daisy's compensation committee prior to the initial public offering. These options are exercisable at a fixed exercise price of $0.56 per share until September 15, 2002 and June 1, 2003, respectively. Options totaling 22,331 that were granted by the Daisy compensation committee were exercised during the year ended December 31, 1998. The exercise price of the options granted by Daisy was generally equal to or greater than the fair market value at the date of grant. Fair market value was determined by Daisy's Board of Directors.

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

A reconciliation of the numerators and denominators of the basic earnings per share and diluted earnings per share for the years ended December 31, 2001, 2000, and 1999 are presented below.

	2001	2000	1999
Basic earnings per share
Net income available to common stockholders	$ 3,926	$ 8,668	$ 8,185
	=======	=======	=======

Basic weighted average common shares outstanding	7,144,736	7,136,648	7,246,026

Basic earnings per share	$ 0.55	$ 1.21	$ 1.13
	=======	=======	=======

	2001	2000	1999
Diluted earnings per share
Net income available to common stockholders	$ 3,926	$ 8,668	$ 8,185
	=======	=======	=======

Basic weighted average common shares
Outstanding	7,144,736	7,136,648	7,246,026
Add dilutive effect of stock options	395,371	385,493	424,638

Weighted average dilutive common shares outstanding	7,540,108	7,522,141	7,670,664
	=======	=======	=======

Diluted earnings per share	$ 0.52	$ 1.15	$ 1.07
	=======	=======	=======

NOTE 16 - COMMITMENTS AND CONTINGENCIES

Due generally to the risks associated with the misuse of paintball products, Brass Eagle is a defendant in product liability lawsuits. To date, all claims and lawsuits have been resolved without any material cost or a material adverse effect on Brass Eagle and its prospects. In addition, Brass Eagle does not expect any pending claims to have a material adverse effect when resolved.

NOTE 17 - QUARTERLY FINANCIAL DATA (UNAUDITED)

	First	Second	Third	Fourth
Quarter Ended 2001	Qtr.	Qtr.	Qtr.	Qtr.
Net Sales	$ 20,770	$ 21,333	$ 15,570	$ 34,212
Gross Profit	8,537	7,968	5,248	11,287
Operating Income (loss)	2,666	2,369	(271)	3,648
Income (loss) before Income Taxes	2,180	1,960	(681)	3,033
Net Income (loss)	1,308	1,177	(418)	1,859

Earnings (loss) Per Share:
Basic	0.18	0.16	(0.06)	0.26
Diluted	0.17	0.16	(0.06)	0.25

	First	Second	Third	Fourth
Quarter Ended 2000	Qtr.	Qtr.	Qtr.	Qtr.
Net Sales	$ 15,027	$ 16,765	$ 23,125	$ 31,843
Gross Profit	4,830	5,986	9,575	13,064
Operating Income	1,142	2,325	3,795	7,717
Income before Income Taxes	1,299	2,461	3,226	7,036
Net Income	812	1,542	2,017	4,297

Earnings Per Share:
Basic	0.11	0.22	0.28	0.60
Diluted	0.11	0.21	0.27	0.57

During the fourth quarter of 2001 Brass Eagle recorded bad debt expenses associated with K-Mart's Chapter 11 petition.

During the third quarter of 2000 Brass Eagle terminated discussions with a prospective buyer regarding the potential acquisition of Brass Eagle. Brass Eagle incurred one-time, strategic initiative expenses of $651, or $0.05 per share, in connection with the proposed transaction, a portion of which represents expenses of the prospective buyer reimbursed by Brass Eagle as previously agreed.

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

ITEM 11:  EXECUTIVE COMPENSATION

The information required by this Item appears under the caption "Compensation of Directors and Executive Officers" in the 2001 Proxy Statement, which information is incorporated herein by reference.

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

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed as a part of this Report:
1.  Financial Statements.

The following financial statements of the registrant are included in Part II of this report:

          Report of Independent Auditors
          Consolidated Balance Sheets as of December 31, 2001 and 2000
          Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999
          Consolidated Statements of Comprehensive Income for December 31, 2001, 2000 and 1999.
          Consolidated Statements of Shareholders' Equity for years ended December 31, 2001, 2000 and 1999
          Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999
          Notes to Consolidated Financial Statements
          Quarterly Financial Data

2.  Financial Statement Schedules.

Schedule II    Valuation and Qualifying Accounts
(This schedule appears immediately following the signature page.)

3.  Exhibits and Executive Compensation Plans.

The following exhibits are filed with this Report or are incorporated herein by reference to previously filed material.

Exhibit No.

2(i)

Asset Purchase Agreement dated March 29, 2000, by and between Brass Eagle Inc., JT USA, L. P. and certain other individuals and entities (incorporated by reference to Exhibit 2 to Brass Eagle Inc.'s Current Report on Form 8-K filed with the SEC on July 13, 2000).

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

10(ii)	Lease Agreement between Ozark Terminal, Inc. and Brass Eagle Inc. dated December 9, 1997 (incorporated by reference to Exhibit 10(vii) to Form 10-K for the year ended December 31, 1997, in 0-23385)
10(iii)

First Amendment to Lease Agreement between Ozark Terminal, Inc. and Brass Eagle Inc. dated September 14, 1999 (incorporated by reference to Exhibit 10(i) to Form 10-Q for the quarter ended September 30, 1999, in 0-23385).

10(iv)

Lease Agreement between Leroy Locke & Bonnie Locke and Brass Eagle Inc. dated August 1, 1998 (incorporated by reference to Exhibit 10(i) to Form 10-Q for the quarter ended September 30, 1998, in 0-23385)

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
10(xx)

Second Amendment to Lease Agreement between Ozark Terminal, Inc. and Brass Eagle Inc. dated April 1, 2000 (incorporated by reference to Exhibit 10(i) to Form 10-Q for the quarter ended March 31, 2000, in 0-23385)

10(xxi)

Credit Agreement between Brass Eagle Inc. and Bank of America, N. A., as Administrative Agent, effective June 30, 2000 (incorporated by reference to Exhibit 10(i) to Form 10-Q for the quarter ended June 30, 2000, in 0-23385)

10(xxii)

Amendment to Brass Eagle Inc. 1997 Stock Option Plan adopted November 20, 1997 and Amended December 18, 2000 (incorporated by reference to Exhibit 10(xxii) to Form 10-K for the year ended December 31, 2000, in 0-23385)

10(xxiii)

Lease and Option to Purchase Agreement between JT USA Inc. and John Ross Gregory and Rita Ann Gregory, effective July 1, 2000 (incorporated by reference to Exhibit 10(xxiii) to Form 10-K for the year ended December 31, 2000, in 0-23385)

10(xxiv)

First Amendment to Credit Agreement between Brass Eagle Inc. and Bank of America, N. A., as Administrative Agent, effective February 1, 2001
(incorporated by reference to Exhibit 10(xxiv) to Form 10-K for the year ended December 31, 2000, in 0-23385).

10(xxv)	Second Amendment to Credit Agreement between Brass Eagle Inc. and Bank of America, N.A. as Administrative Agent, effective May 31, 2001.
10(xxvi)	Third Amendment to Credit Agreement between Brass Eagle Inc. and Bank of America, N. A., as Administrative Agent, effective December 31, 2001.
10(xxvii)	Change of Control Agreement between Brass Eagle Inc. and Eric Baker, effective November 15, 2001.
10(xxviii)	Change of Control Agreement between Brass Eagle Inc. and David Armstrong, effective November 15, 2001.
10(xxix)	Amendment to Change of Control Agreement between Brass Eagle Inc. and Steve Cherry, effective November 15, 2001.
10(xxx)	Amendment to Change of Control Agreement between Brass Eagle Inc. and Steve DeMent, effective November 15, 2001.
10(xxxi)	Amendment to Change of Control Agreement between Brass Eagle Inc. and John Flynn, effective November 15, 2001.
10(xxxii)	Amendment to Change of Control Agreement between Brass Eagle Inc. and J.R. Brian Hanna, effective November 15, 2001.
10(xxxiii)	Amendment to Change of Control Agreement between Brass Eagle Inc. and Charles Prudhomme, effective November 15, 2001.
10(xxxiv)	Amendment to Change of Control Agreement between Brass Eagle Inc. and Mark Skrocki, effective November 15, 2001.
11	Statement of Computation of Earnings Per Share
21	Subsidiaries of the Registrant
23	Consent of Independent Auditors
24	Powers of Attorney

Listed below are the executive compensation plans and arrangements currently in effect and which are required to be filed as exhibits to this Report
-  Employment Agreement between E. Lynn Scott and Brass Eagle, Inc.
-  1997 Stock Option Plan
-  Employee Stock Purchase Plan

4.  Reports on Form 8-K

Brass Eagle filed no Current Reports on Form 8-K during the fourth quarter of 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRASS EAGLE INC.
(Registrant)

By: /s/ E. Lynn Scott
E. Lynn Scott
President and Chief Executive Officer
Date: March 15, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ E. Lynn Scott E. Lynn Scott	President, Chief Executive Officer, and Director	March 15, 2002
(Principal Executive Officer)

*	Chairman of the Board of Directors	March 15, 2002
Marvin W. Griffin

*	Director	March 15, 2002
Anthony J. Dowd

*
H. Gregory Wold	Director	March 15, 2002

*
Robert P. Sarrazin	Director	March 15, 2002

*
C. Miles Schmidt, Jr.	Director	March 15, 2002

/s/ J. R. Brian Hanna J. R. Brian Hanna	Vice President - Finance, Chief Financial Officer, and Treasurer	March 15, 2002
(Principal Financial and Accounting Officer)

*By         /s/ J. R. Brian Hanna
               Attorney-in-fact

J. R. Brian Hanna, by signing his name hereto, does sign this document on behalf of each of the persons indicated above pursuant to powers of attorney duly executed by such persons, exhibits filed hereto.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended December 31, 2001
(Dollars in thousands)
Column A	Column B	Column C				Column D	Column E
		Additions
	Balance at	Charged to		Charged to			Balance at
	Beginning	Costs and		Other			End of
Description	Of Period	Expenses		Accounts		Write Offs	Period
	($)	($)		($)		($)	($)
Allowance for Doubtful Accounts:
Year Ended December 31, 2001	393	1,234	***	448	**	75	2,000
Year Ended December 31, 2000	357	50		65	*	79	393
Year Ended December 31, 1999	479	98		0		220	357

Warranty Reserve:
Year Ended December 31, 2001	2,089	7,083		0		6,164	3,008
Year Ended December 31, 2000	1,248	5,924		0		5,083	2,089
Year Ended December 31, 1999	1,167	3,936		0		3,855	1,248

Inventory Reserve:
Year Ended December 31, 2001	485	874		93		846	606
Year Ended December 31, 2000	204	321		151		191	485
Year Ended December 31, 1999	380	1350				1526	204

* Collections of previously charged off amounts and impact of JT USA, LP acquisition.
** Collections of previously charged off amounts and transfers from other balance sheet accounts.
*** Significant increase associated with K-Mart's Chapter 11 petition.

EXHIBIT INDEX

The following exhibits are filed with this Report or are incorporated herein by reference to previously filed material:
Number in Exhibit Table	Exhibit
2(i)

Asset Purchase Agreement dated March 29, 2000, by and between Brass Eagle Inc., JT USA, L. P. and certain other individuals and entities (incorporated by reference to Exhibit 2 to Brass Eagle Inc.'s Current Report on Form 8-K filed with the SEC on July 13, 2000.

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

10(ii)	Lease Agreement between Ozark Terminal, Inc. and Brass Eagle Inc. dated December 9, 1997 (incorporated by reference to Exhibit 10(vii) to Form 10-K for the year ended December 31, 1997, in 0-23385)
10(iii)

First Amendment to Lease Agreement between Ozark Terminal, Inc. and Brass Eagle Inc. dated September 14, 1999 (incorporated by reference to Exhibit 10(i) to Form 10-Q for the quarter ended September 30, 1999, in 0-23385).

10(iv)

Lease Agreement between Leroy Locke & Bonnie Locke and Brass Eagle Inc. dated August 1, 1998 (incorporated by reference to Exhibit 10(i) to Form 10-Q for the quarter ended September 30, 1998, in 0-23385)

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
10(xx)

Second Amendment to Lease Agreement between Ozark Terminal, Inc. and Brass Eagle Inc. dated April 1, 2000 (incorporated by reference to Exhibit 10(i) to Form 10-Q for the quarter ended March 31, 2000, in 0-23385)

10(xxi)

Credit Agreement between Brass Eagle Inc. and Bank of America, N. A., as Administrative Agent, effective June 30, 2000 (incorporated by reference to Exhibit 10(i) to Form 10-Q for the quarter ended June 30, 2000, in 0-23385)

10(xxii)

Amendment to Brass Eagle Inc. 1997 Stock Option Plan adopted November 20, 1997 and Amended December 18, 2000 (incorporated by reference to Exhibit 10(xxii) to Form 10-K for the year ended December 31, 2000, in 0-23385)

10(xxiii)

Lease and Option to Purchase Agreement between JT USA Inc. and John Ross Gregory and Rita Ann Gregory, effective July 1, 2000 (incorporated by reference to Exhibit 10(xxiii) to Form 10-K for the year ended December 31, 2000, in 0-23385)

10(xxiv)

First Amendment to Credit Agreement between Brass Eagle Inc. and Bank of America, N. A., as Administrative Agent, effective February 1, 2001
(incorporated by reference to Exhibit 10(xxiv) to Form 10-K for the year ended December 31, 2000, in 0-23385).

10(xxv)	Second Amendment to Credit Agreement between Brass Eagle Inc. and Bank of America, N.A. as Administrative Agent, effective May 31, 2001.
10(xxvi)	Third Amendment to Credit Agreement between Brass Eagle Inc. and Bank of America, N. A., as Administrative Agent, effective December 31, 2001.
10(xxvii)	Change of Control Agreement between Brass Eagle Inc. and Eric Baker, effective November 15, 2001.
10(xxviii)	Change of Control Agreement between Brass Eagle Inc. and David Armstrong, effective November 15, 2001.
10(xxix)	Amendment to Change of Control Agreement between Brass Eagle Inc. and Steve Cherry, effective November 15, 2001.
10(xxx)	Amendment to Change of Control Agreement between Brass Eagle Inc. and Steve DeMent, effective November 15, 2001.
10(xxxi)	Amendment to Change of Control Agreement between Brass Eagle Inc. and John Flynn, effective November 15, 2001.
10(xxxii)	Amendment to Change of Control Agreement between Brass Eagle Inc. and J.R. Brian Hanna, effective November 15, 2001.
10(xxxiii)	Amendment to Change of Control Agreement between Brass Eagle Inc. and Charles Prudhomme, effective November 15, 2001.
10(xxxiv)	Amendment to Change of Control Agreement between Brass Eagle Inc. and Mark Skrocki, effective November 15, 2001.
11	Statement of Computation of Earnings Per Share
21	Subsidiaries of the Registrant
23	Consent of Independent Auditors
24	Powers of Attorney

EXHIBIT 10 (xxv)

BRASS EAGLE INC.

SECOND AMENDMENT TO CREDIT AGREEMENT

    This SECOND AMENDMENT TO CREDIT AGREEMENT (this "Amendment") dated as of May 31, 2001, among BRASS EAGLE, INC., a Delaware corporation (the "Borrower") and BANK OF AMERICA, N.A., a national banking association, as Administrative Agent ("Agent"), and the Lenders thereto (Agent and Lenders collectively the "Lenders").

WITNESSETH:

    WHEREAS, the parties entered into a Credit Agreement dated as of June 30, 2000 (the "Original Loan Agreement"), as amended on February 1, 2001 (the "First Amendment"), and as further amended by this Amendment and as may hereafter be amended from time to time, pursuant to which Lenders have made available to Borrower (1) a revolving credit facility in the maximum aggregate principal amount of Ten Million Dollars ($10,000,000), (2) an A Term Loan Commitment in the maximum principal amount of Twenty-Five Million Two Hundred Fifty Thousand Dollars ($25,250,000), and (3) a B Term Loan Commitment in the maximum amount of Two Million Dollars $2,000,000 (the Original Loan Agreement, as amended by the First Amendment and further amended by this Amendment is referred to herein as the "Loan Agreement");

    WHEREAS, on February 22, 2001, Borrower formed a wholly owned subsidiary, Brass Eagle Mississippi LLC, a Delaware limited liability company ("BEM");

    WHEREAS, in accordance with Sections 6.12 and 6.13 of the Loan Agreement, Borrower has applied to Agent to amend the Loan Agreement in order to add BEM as a Borrower there under, as well as grant a security interest in and pledge such additional collateral as is required by the Loan Agreement;

    WHEREAS, to facilitate the addition of BEM as Borrower, Borrower desires to correspondingly amend and modify the various related loan documents -- including, without limitation, the security agreement, the promissory notes, and the other agreements and documents executed in connection therewith (collectively and including the Loan Agreement, the "Original Loan Documents"; as amended hereby and as may be further amended and modified hereafter, the "Loan Documents");

    WHEREAS, in accordance with the First Amendment, Agent has received an appraisal of the CO2 cartridge manufacturing equipment purchased by Borrower and contributed by Borrower to BEM, which appraisal placed a value of said equipment at less than $2,000,000 (the "Appraisal"); after making the results of the Appraisal known to Lenders, Borrower has requested that the mandatory prepayment provision of Section 5 of the First Amendment be rescinded by Lenders; Lenders have agreed to rescind such mandatory prepayment of the B Term Loan on the condition that Section 2.6( c) of the Loan Agreement, as amended by the First Amendment be further amended to change the amortization of repayment of principal of such B Term loan to a thirty (30) month period;

    WHEREAS, Borrower has determined that it is in its best interest to execute this Amendment inasmuch as Borrower will derive substantial direct and indirect benefits from the amendment contemplated hereby;

    WHEREAS, Agent and Lender are willing to accommodate the Borrower upon and subject to the terms, conditions and provisions of this Amendment;

    NOW, THEREFORE, in consideration of the premises and the mutual agreements herein set forth and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

SECTION 1.  Definitions; References. Unless otherwise specifically defined herein, each term used herein which is defined in the Agreement shall have the meaning assigned to such term in the Agreement. Each reference to "hereof", "hereunder", "herein" and "hereby" and each other similar reference and each reference to "this Agreement" and each other similar reference contained in the Agreement shall from the date hereof refer to the Agreement as amended hereby.

SECTION 2.  Amendments to Loan Agreement. Subject to the conditions set forth in Section 4 hereof, the Loan Agreement is hereby amended as follows, effective as of the date hereof:

    2.1.  At Section 1.1 of the Loan Agreement, Defined Terms, add the following clause at the end of the definition of "Borrower": ", and Brass Eagle Mississippi LLC, a Delaware limited liability company".

    2.2  At Section 2.6 of the Loan Agreement, Repayment of Loans; Evidence of Debt, replace subparagraph (c) with the following:

      "(c) On the last Business Day of June, September, December and March, beginning on June 29, 2001, a payment of $200,000 in reduction of the principal amount of the B Term Loan outstanding shall be due and payable, based on the full amortization of the principal over a thirty (30) month period."

    2.3.  Amend Schedule 4.12, List of Subsidiaries, to add Brass Eagle Mississippi LLC, a Delaware limited liability company.

SECTION 3. Rescission of Mandatory Prepayment Provision of First Amendment. Upon execution of this Amendment and compliance with all conditions set forth in Section 4 hereof, the mandatory prepayment requirement contained in Section 5 of the First Amendment arising from the results of the Appraisal will be and is rescinded. However, Lenders' rescission of said mandatory prepayment requirement is not and shall not be construed as a waiver or amendment of any other terms or conditions of the Loan Agreement or Loan Documents providing for other mandatory prepayments.

SECTION 4. Effectiveness. The effectiveness of this Amendment is subject to the satisfaction and occurrence of the following conditions precedent:

    4.1  The Agent shall have received executed counterparts of the following documents:

        (a)  this Amendment;

        (b)  an Allonge to each Promissory Note as executed by BEM;

        (c)  the Security Agreement as supplemented;

        (d)  a completed Perfection Certificate from Borrower, its direct subsidiary and BEM;

        (e)  Uniform Commercial Code financing statements executed by BEM for filing in such jurisdictions as disclosed in the Perfection Certificate; and

        (f)   such other documents and certificates as Agent shall require.

    4.2  The Agent shall have received a copy of resolutions of the Board of Directors of Borrower and BEM, duly adopted, which authorize the execution, delivery and performance of this Amendment and the other documents executed pursuant to or in connection with this Amendment.

    4.3  Borrower shall pay all of Agent's costs and expenses related to the negotiation, documentation and/or implementation of the transactions contemplated hereby, including, but not limited to attorneys' fees and any other costs and expenses contemplated by the Loan Agreement.

SECTION 5. Representations and Warranties. The Borrower represents and warrants to Agent and Lenders that:

    5.1  The representations and warranties of the Borrower contained in the Loan Agreement are true and correct in all material respects on and as of the date hereof as if such representations and warranties had been made on and as of the date hereof (except to the extent that any such representations and warranties specifically relate to an earlier date).

    5.2  The Borrower is in compliance with all the terms and provisions set forth in the Loan Agreement and that after execution of this Amendment and compliance with the conditions as herein set forth, no Default or Event of Default will have occurred and is be continuing or would result from the execution, delivery and performance of this Amendment.

    5.3  The Borrower has no defense, counterclaim or offset with respect to the Loan Agreement or any of the other Loan Documents.

SECTION 6. Voluntary Agreement. Each party represents and warrants to the other that it has consulted or has had the opportunity to consult with counsel regarding this Amendment, that it is fully aware of the terms contained herein and that it has voluntarily and without coercion or duress of any kind entered into this Amendment.

SECTION 7. Authority. By execution hereof, each of the persons signing on behalf of the parties hereto hereby represents and warrants that each is fully authorized to act and execute this Agreement on behalf of their respective party.

SECTION 8. Full Force and Effect. Except as specifically amended hereby, all of the terms and conditions of the Loan Agreement, the Loan Documents, and all other documents, instruments and agreements executed and/or delivered in connection therewith, shall remain in full force and effect, and the same are hereby ratified and confirmed. No reference to this Amendment need be made in any instrument or document at any time referring to the Loan Agreement, a reference to the Loan Agreement in any of such to be deemed to be reference to the Loan Agreement, as amended hereby. This Amendment, the Loan Agreement, and the other Loan Documents constitute legal, valid and binding obligations of the Borrower and are enforceable against the Borrower in accordance with their respective terms.

SECTION 9. Counterparts. This Amendment may be executed in one or more counterparts, each of which shall be deemed to be an original, and all of which shall constitute together but one and the same agreement.

SECTION 10. Headings; Recitals. The various headings of this Amendment are inserted for convenience only and shall not affect the meaning or interpretation of this Amendment or any provisions hereof. The recitals set forth herein are hereby incorporated into this Amendment and form a part hereof, the truth and accuracy of which is evidenced by each party's execution hereof.

SECTION 11. Governing Law. This Amendment shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns and shall be governed by and construed in accordance with the laws of the State of Missouri.

SECTION 12. Missouri Revised Statute Section 432.045. ORAL AGREEMENTS OR COMMITMENTS TO LOAN MONEY, EXTEND CREDIT OR TO FORBEAR FROM ENFORCING REPAYMENT OF A DEBT INCLUDING PROMISES TO EXTEND OR RENEW SUCH DEBT ARE NOT ENFORCEABLE. TO PROTECT YOU (BORROWER) AND US (LENDERS) FROM MISUNDERSTANDING OR DISAPPOINTMENT, ANY AGREEMENTS WE REACH COVERING SUCH MATTERS ARE CONTAINED IN THIS WRITING, WHICH, TOGETHER WITH THE LOAN DOCUMENTS, IS THE COMPLETE AND EXCLUSIVE STATEMENT OF THE AGREEMENT BETWEEN US, EXCEPT AS WE MAY LATER AGREE IN WRITING TO MODIFY IT.

IN WITNESS WHEREOF, the parties hereto have caused this Second Amendment to Credit Agreement to be executed by their respective authorized officers as of the day and year first above written.

BRASS EAGLE, INC.
By: /s/ Lynn Scott
Name: Lynn Scott
Title: President

Address: 1201 S.E. 30th Street
Bentonville, Arkansas 72712

JT USA, INC.
By: /s/ Lynn Scott
Name: Lynn Scott
Title: President

Address: 515 Otay Valley Drive
Chula Vista, California 91911

BRASS EAGLE MISSISSIPPI, LLC
By: /s/ Lynn Scott
Name: Lynn Scott
Title: President

Address: 1201 S.E. 30th Street
Bentonville, Arkansas 72712

ADMINISTRATIVE AGENT:	LENDERS:
BANK OF AMERICA, N.A.	BANK OF AMERICA, N.A.
as Administrative Agent	as a Lender and as a Swingline Lender

By: /s/ David A. Johanson	By: /s/ Keith M. Schmelder
Name: David A. Johanson	Name: Keith M. Schmelder
Title: Vice President	Title: Sr. Vice President

LENDERS:

SUNTRUST BANK as a Lender
By: /s/ Bryan W. Ford
Name: Bryan W. Ford
Title: Vice President

EXHIBIT 10 (xxvi)

BRASS EAGLE INC.

THIRD AMENDMENT TO CREDIT AGREEMENT

    This THIRD AMENDMENT TO CREDIT AGREEMENT (this "Amendment") dated as of December 31, 2001, among BRASS EAGLE, INC., a Delaware corporation, BRASS EAGLE MISSISSIPPI, LLC (collectively, the "Borrowers") and BANK OF AMERICA, N.A., a national banking association, as Administrative Agent ("Agent"), and the Lenders thereto (Agent and Lenders collectively the "Lenders").

WITNESSETH:

    WHEREAS,  the parties entered into a Credit Agreement dated as of June 30, 2000 (the "Original Loan Agreement"), as amended on February 1, 2001 (the "First Amendment"), May 31, 2001 (the "Second Amendment") and as further amended by this Amendment and as may hereafter be amended from time to time, pursuant to which Lenders have made available to Borrowers (1) a revolving credit facility in the maximum aggregate principal amount of Ten Million Dollars ($10,000,000), (2) an A Term Loan Commitment in the maximum principal amount of Twenty-Five Million Two Hundred Fifty Thousand Dollars ($25,250,000), and (3) a B Term Loan Commitment in the maximum amount of Two Million Dollars $2,000,000 (the Original Loan Agreement, as amended by the First Amendment and further amended by this Amendment is referred to herein as the "Loan Agreement");

    WHEREAS,  Borrowers may have difficulty remaining in compliance with certain financial covenants set forth in the Loan Agreement, and have requested that Agent and Lender agree to reset certain financial covenants based upon financial information provided to Agent and Lender setting forth the Borrowers' recent historical performance and certain financial projections;

    WHEREAS,  Borrowers have determined that it is in its best interest to execute this Amendment inasmuch as Borrowers will derive substantial direct and indirect benefits from the amendment contemplated hereby;

    WHEREAS,  Agent and Lender are willing to accommodate the Borrowers upon and subject to the terms, conditions and provisions of this Amendment;

    NOW, THEREFORE,  in consideration of the premises and the mutual agreements herein set forth and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

    SECTION 1.  Definitions; References. Unless otherwise specifically defined herein, each term used herein which is defined in the Agreement shall have the meaning assigned to such term in the Agreement. Each reference to "hereof", "hereunder", "herein" and "hereby" and each other similar reference and each reference to "this Agreement" and each other similar reference contained in the Agreement shall from the date hereof refer to the Agreement as amended hereby.

    SECTION 2. Amendments to Loan Agreement. Subject to the conditions set forth in Section 4 hereof, the Loan Agreement is hereby amended as follows, effective as of the date hereof:

    2.1. At Section 1.1 of the Loan Agreement, Defined Terms:

    A. Amend the definition of "Applicable Margin" by adding the following immediately following the second full paragraph in the definition "Applicable Margin":

    Commencing with the date of execution of this Third Amendment, the Applicable Margin would otherwise be in effect shall be increased by 25 bps (0.25%) (the "Premium"). The Premium will remain in effect whenever the Borrowers' Fixed Charge Coverage Ratio, first calculated as of March 31, 2002, and thereafter at the end of each fiscal quarter, falls below 1.00:1.00 for such particular fiscal quarter.

    The Premium will not be in effect whenever Borrowers' Fixed Charge Coverage Ratio exceeds 1.00:1.00, as measured on a quarterly basis commencing March 31, 2002. Changes in the Applicable Margin resulting from the applicability of the Premium shall be effected in accordance with the procedure set forth herein regarding changes in the Leverage Ratio. Additionally, should any Loan Party fail to deliver to the Administrative Agent such certificate as required under Section 6.1(e) on or prior to any date required hereby, the Premium shall be deemed to be applicable and shall be applied from and including such date to the date of delivery to the Administrative Agent of such certificate.

    Notwithstanding the foregoing, the Premium will remain in effect if a Default or an Event of Default shall have occurred and be continuing on the date when such change would otherwise occur, unless the Agent in its sole discretion, either waives or acknowledges in writing that such Default or Event of Default is cured.

    The provisions for the Premium due are not and shall not be construed as a waiver or amendment of any other terms or conditions of the Loan Agreement or Loan Documents providing for a minimum Fixed Charge Coverage Ratio.

    B. Amend the definition of "Consolidated EBITDA" by deleting the following provisions that were effected via the First Amendment:

Except as otherwise specifically mentioned herein, Consolidated EBITDA shall be adjusted upward by (i) $1,940,000 for the fiscal quarter ending December 31, 2000, and (ii) $1,280,000 for the fiscal quarter ending March 31, 2001 (each, an "EBITDA Adjustment").

    C. Replace the definition, "Fixed Charge Coverage Ratio" with the following:

    "Fixed Charge Coverage Ratio" means, as of the end of any fiscal quarter (beginning

    December 31, 2001), the quotient of (i) Consolidated EBITDA minus Capital Expenditures minus Taxes for the period of four consecutive fiscal quarters ending thereon divided by (ii) Interest Expense plus Scheduled Principal for such quarter.

    D. Add the definition, "Interest Expense" in alphabetical order:

    "Interest Expense" means, as of the end of any fiscal quarter, the amount of interest and other finance charges of Borrowers on a consolidated basis required to be charged as an expense under GAAP for the period of four consecutive fiscal quarters ending thereon.

    E. Add the definition, "Scheduled Principal" in alphabetical order:

    "Scheduled Principal" means, as of the end of any fiscal quarter,  scheduled principal installments on Indebtedness (as adjusted for prepayments, and including payments under Capitalized Leases but excluding principal payments on the Revolving Credit Loans) due during the relevant four consecutive fiscal quarter period ending thereon.

    2.2. At Section 7.13 of the Loan Agreement, Consolidated EBITDA, replace said section in its entirety with the following:

    Section 7.13 Consolidated EBITDA. The Borrowers will not permit the Consolidated EBITDA for the trailing four consecutive fiscal quarter period to be below $11.250 million at the quarters ending December 31, 2001 and March 31, 2002; $12.0 million at quarter ending June 30, 2002; and $14.250 million at quarter ending September 30, 2002.

    2.3 At Section 7.15 of the Loan Agreement, Fixed Charge Coverage Ratios, replace said section in its entirety with the following:

Section 7.15 Fixed Charge Coverage Ratios

Commencing with the fiscal quarter ending December 31, 2002, the Borrower will not permit the Fixed Charge Coverage Ratio as of the end of any fiscal quarter during any period set forth below to be less than the ratio set forth below with respect to such period:

Period	Ratio
December 31, 2002 and thereafter	1.10:1.00

    SECTION 3.  Field Audit; Effect on Eligibility and Advance Rate. In accordance with the provisions of Section 6.6 of the Loan Agreement and Section 5(f) of the Security Agreement, within (75) days of the effectiveness of this Third Amendment, a third party acceptable to Agent, in its sole and absolute discretion, shall evaluate Borrowers' Inventory and Receivables

    Collateral at the sole cost and expense of Borrowers. The results of such evaluation shall form an additional basis for Lenders' determination of the eligibility and appropriate advance rate of such Collateral, such determination (i) occurring within the sole and absolute discretion of the Lenders; and (ii) being binding upon the Borrowers upon notice regarding such change in eligibility requirements and advance rate being delivered to Borrowers in accordance with Section 10.1 of the Loan Agreement .

    SECTION 4. Amendment Fee. The Borrowers, on behalf of the Loan Parties, agree to pay Administrative Agent, on behalf of the Lenders, a fee related to this Amendment of 0.125% of the aggregate of (i) the existing Revolving Commitment, and (ii) the outstanding principal indebtedness owed as of the date of execution of this Third Amendment of the (y) A Term Loan and the (z) B Term Loan (the "Amendment Fee"). The Amendment Fee shall be due and payable January 4, 2002.

    SECTION 5. Effectiveness. The effectiveness of this Amendment is subject to the satisfaction and occurrence of the following conditions precedent:

    5.1     The Agent shall have received executed counterparts of the following documents:

    (a)  this Amendment; and

    (b)  such other documents and certificates as Agent shall require.

    5.2     The Agent shall have received a copy of resolutions of the Board of Directors of Borrowers authorizing the execution of this Third Amendment and the related documents.

    5.3     Borrowers shall pay all of Agent's reasonable costs and expenses related to the negotiation, documentation and/or implementation of the transactions contemplated hereby, including, but not limited to attorneys' fees and any other costs and expenses contemplated by the Loan Agreement.

    SECTION 6. Representations and Warranties. The Borrowers represent and warrant to Agent and Lender that:

    6.1     The representations and warranties of the Borrowers contained in the Loan Agreement are true and correct in all material respects on and as of the date hereof as if such representations and warranties had been made on and as of the date hereof (except to the extent that any such representations and warranties specifically relate to an earlier date).

    6.2     The Borrowers are in compliance with all the terms and provisions set forth in the Loan Agreement and that after execution of this Amendment and compliance with the conditions as herein set forth, no Default or Event of Default will have occurred and is be continuing or would result from the execution, delivery and performance of this Amendment.

    6.3     The Borrowers have no defense, counterclaim or offset with respect to the Loan Agreement or any of the other Loan Documents.

    SECTION 7.  Voluntary Agreement. Each party represents and warrants to the other that it has consulted or has had the opportunity to consult with counsel regarding this Amendment, that it is fully aware of the terms contained herein and that it has voluntarily and without coercion or duress of any kind entered into this Amendment.

    SECTION 8.  Authority. By execution hereof, each of the persons signing on behalf of the parties hereto hereby represents and warrants that each is fully authorized to act and execute this Agreement on behalf of their respective party.

    SECTION 9.  Full Force and Effect. Except as specifically amended hereby, all of the terms and conditions of the Loan Agreement, the Loan Documents, and all other documents, instruments and agreements executed and/or delivered in connection therewith, shall remain in full force and effect, and the same are hereby ratified and confirmed. No reference to this Amendment need be made in any instrument or document at any time referring to the Loan Agreement, a reference to the Loan Agreement in any of such to be deemed to be reference to the Loan Agreement, as amended hereby. This Amendment, the Loan Agreement, and the other Loan Documents constitute legal, valid and binding obligations of the Borrower and are enforceable against the Borrower in accordance with their respective terms.

    SECTION 10. Counterparts. This Amendment may be executed in one or more counterparts, each of which shall be deemed to be an original, and all of which shall constitute together but one and the same agreement.

    SECTION 11. Headings; Recitals. The various headings of this Amendment are inserted for convenience only and shall not affect the meaning or interpretation of this Amendment or any provisions hereof. The recitals set forth herein are hereby incorporated into this Amendment and form a part hereof, the truth and accuracy of which is evidenced by each party's execution hereof.

    SECTION 12 Governing Law. This Amendment shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns and shall be governed by and construed in accordance with the laws of the State of Missouri.

    SECTION 13 Missouri Revised Statute Section 432.045. ORAL AGREEMENTS OR COMMITMENTS TO LOAN MONEY, EXTEND CREDIT OR TO FORBEAR FROM ENFORCING REPAYMENT OF A DEBT INCLUDING PROMISES TO EXTEND OR RENEW SUCH DEBT ARE NOT ENFORCEABLE. TO PROTECT YOU (BORROWER) AND US (LENDERS) FROM MISUNDERSTANDING OR DISAPPOINTMENT, ANY AGREEMENTS WE REACH COVERING SUCH MATTERS ARE CONTAINED IN THIS WRITING, WHICH, TOGETHER WITH THE LOAN DOCUMENTS, IS THE COMPLETE AND EXCLUSIVE STATEMENT OF THE AGREEMENT BETWEEN US, EXCEPT AS WE MAY LATER AGREE IN WRITING TO MODIFY IT.

[The Remainder of this Page is Left Blank Intentionally]

IN WITNESS WHEREOF, the parties hereto have caused this Third Amendment to Credit Agreement to be executed by their respective authorized officers as of the day and year first above written.

BRASS EAGLE, INC.
By: /s/ J.R. Brian Hanna
Name: J.R. Brian Hanna
Title: Chief Financial Officer

Address: 1201 S.E. 30th Street
Bentonville, Arkansas 72712

JT USA, INC.
By: /s/ J.R. Brian Hanna
Name: J.R. Brian Hanna
Title: Chief Financial Officer

Address: 515 Otay Valley Drive
Chula Vista, California 91911

BRASS EAGLE MISSISSIPPI, LLC
By: /s/ John D. Flynn
Name: John D. Flynn
Title: Vice President, General Council

Address: 1201 S.E. 30th Street
Bentonville, Arkansas 72712

ADMINISTRATIVE AGENT:	LENDERS:
BANK OF AMERICA, N.A.	BANK OF AMERICA, N.A.
as Administrative Agent	as a Lender and as a Swingline Lender

By: /s/ David A. Johanson	By: /s/ Keith M. Schmelder
Name: David A. Johanson	Name: Keith M. Schemlder
Title: Vice President	Title: Sr. Vice President

LENDERS:

SUNTRUST BANK as a Lender
By: /s/ Leonard L. McKinnon
Name: Leonard L. McKinnon
Title: Vice President

EXHIBIT 10 (xxvii)

BRASS EAGLE INC.

CHANGE-IN-CONTROL AGREEMENT

This Agreement is executed this 15th day of November, 2001 by and between Brass Eagle Inc. ("BE"), JT USA Inc. ("Employer") and Eric Baker ("Executive"), to be effective immediately.

WHEREAS, BE and Employer wishes to assure continuity of upper management personnel; and

WHEREAS, Executive desires financial protection in the event of unforeseen circumstances;

NOW, THEREFORE, the parties agree as follows:

     1.     "Change in Control" shall be deemed to have occurred if the conditions set forth in any one of the following paragraphs shall have been satisfied:

A.     BE's shareholders approve (or, in the event no approval of the BE's shareholders is required, the BE consummates) a merger, consolidation, share exchange, division or other reorganization or transaction of BE (a "Fundamental Transaction") with any other corporation, other than a Fundamental Transaction which would result in the voting securities of BE outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) at least 51 percent (51%) of the combined voting power immediately after such Fundamental Transaction of (i) BE's outstanding securities, (ii) the surviving entity's outstanding securities, or (iii) in the case of a division, the outstanding securities of each entity resulting from the division; or

B.     The shareholders of BE approve a plan of complete liquidation or winding-up of BE or an agreement for the sale or disposition (in one transaction or a series of transactions) of all or substantially all of BE's assets;

     2.     In the event of a Change in Control, Executive shall have the following rights:

A.     If BE and Employer do not wish to continue Executive as an employee of BE or Employer, with salary equal to or greater than Executive's annual compensation prior to the Change in Control, then Executive shall be entitled to one year's severance pay at Executive's rate of pay prior to the Change in Control, plus bonus payment on the same basis as in effect prior to the Change in Control, plus all benefits in effect prior to the Change in Control.

B.     If BE and Employer wish to continue the services of Executive as an employee of Employer or BE after the Change in Control, Executive shall have the option of electing to continue as an employee or to elect a one-year severance package as outlined in A. above.

C.     In no event shall Executive receive less than one year's compensation after the date of the Change in Control.

     3.     This Agreement shall have a term of three (3) years from the date of execution, and shall automatically renew on a year-to-year basis thereafter unless either party gives 60 days prior written notice of intent to terminate prior to any anniversary date of the Agreement after the initial three-year term.

     4.     This Agreement shall be interpreted according to the laws of the State of Arkansas.

Executed the date first written above.

JT USA INC	EXECUTIVE

By: /s/ Lynn Scott	By: /s/ Eric Baker

Title: President	Name: Eric Baker

BRASS EAGLE INC.

By: /s/ Lynn Scott

Title: President

EXHIBIT 10 (xxviii)

BRASS EAGLE INC.

CHANGE-IN-CONTROL AGREEMENT

This Agreement is executed this 15th day of November, 2001 by and between Brass Eagle Inc. ("Employer") and David Armstrong ("Executive"), to be effective immediately.

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

     3.     This Agreement shall have a term of three (3) years from the date of execution, and shall automatically renew on a year-to-year basis thereafter unless either party gives 60 days prior written notice of intent to terminate prior to any anniversary date of the Agreement after the initial three-year term.

     4.     This Agreement shall be interpreted according to the laws of the State of Arkansas.

Executed the date first written above.
BRASS EAGLE INC.	EXECUTIVE

By: /s/ Lynn Scott	By: /s/ David Armstrong

Title: President	Name: David Armstrong

EXHIBIT 10 (xxix)

BRASS EAGLE INC.

AMENDMENT #1 TO CHANGE-IN-CONTROL AGREEMENT

This is an Amendment to the Change-in-Control Agreement between Brass Eagle Inc. ("Employer") and Steve Cherry ("Executive") dated May 17, 1999.

Section 3 of the Agreement is amended to read as follows:

3.  This Agreement shall terminate on November 15, 2004, and shall automatically renew on a year-to-year basis thereafter unless either party gives 60 days prior written notice of intent to terminate prior to any anniversary date of the Agreement after November 15, 2004.

All other terms and conditions shall remain the same.

Executed November 15, 2001.

BRASS EAGLE INC.	EXECUTIVE

By: /s/ Lynn Scott	By: Steve Cherry

Title: President	Name: Steve Cherry

EXHIBIT 10 (xxx)

BRASS EAGLE INC.

AMENDMENT #1 TO CHANGE-IN-CONTROL AGREEMENT

This is an Amendment to the Change-in-Control Agreement between Brass Eagle Inc. ("Employer") and Steve DeMent ("Executive") dated May 17, 1999.

Section 3 of the Agreement is amended to read as follows:

3.  This Agreement shall terminate on November 15, 2004, and shall automatically renew on a year-to-year basis thereafter unless either party gives 60 days prior written notice of intent to terminate prior to any anniversary date of the Agreement after November 15, 2004.

All other terms and conditions shall remain the same.

Executed November 15, 2001.

BRASS EAGLE INC.	EXECUTIVE

By: /s/ Lynn Scott	By: /s/ Steve DeMent

Title: President	Name: Steve DeMent

EXHIBIT 10 (xxxi)

BRASS EAGLE INC.

AMENDMENT #1 TO CHANGE-IN-CONTROL AGREEMENT

This is an Amendment to the Change-in-Control Agreement between Brass Eagle Inc. ("Employer") and John Flynn ("Executive") dated May 17, 1999.

Section 3 of the Agreement is amended to read as follows:

3.  This Agreement shall terminate on November 15, 2004, and shall automatically renew on a year-to-year basis thereafter unless either party gives 60 days prior written notice of intent to terminate prior to any anniversary date of the Agreement after November 15, 2004.

All other terms and conditions shall remain the same.

Executed November 15, 2001.

BRASS EAGLE INC.	EXECUTIVE

By: /s/ Lynn Scott	By: /s/ John Flynn

Title: President	Name: John Flynn

EXHIBIT 10 (xxxii)

BRASS EAGLE INC.

AMENDMENT #1 TO CHANGE-IN-CONTROL AGREEMENT

This is an Amendment to the Change-in-Control Agreement between Brass Eagle Inc. ("Employer") and Brian Hanna ("Executive") dated May 17, 1999.

Section 3 of the Agreement is amended to read as follows:

3.  This Agreement shall terminate on November 15, 2004, and shall automatically renew on a year-to-year basis thereafter unless either party gives 60 days prior written notice of intent to terminate prior to any anniversary date of the Agreement after November 15, 2004.

All other terms and conditions shall remain the same.

Executed November 15, 2001.

BRASS EAGLE INC.	EXECUTIVE

By: /s/ Lynn Scott	By: J. R. Brian Hanna

Title: President	Name: J. R. Brian Hanna

EXHIBIT 10 (xxxiii)

BRASS EAGLE INC.

AMENDMENT #1 TO CHANGE-IN-CONTROL AGREEMENT

This is an Amendment to the Change-in-Control Agreement between Brass Eagle Inc. ("Employer") and Charles Prudhomme ("Executive") dated May 17, 1999.

Section 3 of the Agreement is amended to read as follows:

3.  This Agreement shall terminate on November 15, 2004, and shall automatically renew on a year-to-year basis thereafter unless either party gives 60 days prior written notice of intent to terminate prior to any anniversary date of the Agreement after November 15, 2004.

All other terms and conditions shall remain the same.

Executed November 15, 2001.

BRASS EAGLE INC.	EXECUTIVE

By: /s/ Lynn Scott	By: /s/ Charles Prudhomme

Title: President	Name: Charles Prudhomme

EXHIBIT 10 (xxxiv)

BRASS EAGLE INC.

AMENDMENT #1 TO CHANGE-IN-CONTROL AGREEMENT

This is an Amendment to the Change-in-Control Agreement between Brass Eagle Inc. ("Employer") and Mark Skrocki ("Executive") dated November 9, 1999.

Section 3 of the Agreement is amended to read as follows:

3.  This Agreement shall terminate on November 15, 2004, and shall automatically renew on a year-to-year basis thereafter unless either party gives 60 days prior written notice of intent to terminate prior to any anniversary date of the Agreement after November 15, 2004.

All other terms and conditions shall remain the same.

Executed November 15, 2001.

BRASS EAGLE INC.	EXECUTIVE

By: /s/ Lynn Scott	By: Mark Skrocki

Title: President	Name: Mark Skrocki

EXHIBIT 11

BRASS EAGLE INC.

STATEMENT OF COMPUTATION OF EARNINGS PER SHARE
(In thousands except share and per share data)

	2001	2000	1999
Basic Earnings Per Share
Net Income Available to Common Stockholders	$ 3,926	$ 8,668	$ 8,185
	==========	==========	=========
Basic Weighted Average Share Outstanding	7,144,736	7,136,648	7,246,026
	==========	==========	=========
Basic Earnings Per Share	$ 0.55	$ 1.21	$ 1.13
	==========	==========	=========

Diluted Earnings Per Share
Net Income Available to Common Stockholders	$ 3,926	$ 8,668	$ 8,185
	==========	==========	=========
Basic Weighted Average Common Shares
Outstanding	7,144,736	7,136,648	7,246,026
Add Dilutive Effect of Stock Options	395,371	385,493	424,638
Weighted Average Dilutive Common Shares
Outstanding	7,540,108	7,522,141	7,670,664
	==========	==========	=========
Diluted Earnings Per Share	$ 0.52	$ 1.15	$ 1.07
	==========	==========	=========

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

EXHIBIT 23

BRASS EAGLE INC.

CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
Brass Eagle Inc.

We hereby consent to the incorporation by reference of our report on the consolidated financial statements appearing in Brass Eagle Inc. Annual Report on Form 10-K for the year ended December 31, 2001, in the Registration Statement on Form S-8 (as amended, Reg. No. 33-61173) filed with the Securities and Exchange Commission on August 19, 1998 pertaining to the Brass Eagle Inc. 1997 Stock Option Plan and on Form S-8 (as amended, Reg. No. 33-61175) filed with the Securities and Exchange Commission on August 19, 1998 pertaining to the Brass Eagle Inc. Employee Stock Purchase Plan.

                                                                Crowe, Chizek and Company LLP

Oak Brook, Illinois
March 15, 2002

EXHIBIT 24

BRASS EAGLE INC.

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that the undersigned constitutes and appoints E. Lynn Scott and J.R. Brian Hanna, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign the Annual Report on Form 10-K of Brass Eagle Inc. for the fiscal year ended December 31, 2001 and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

/s/ Marvin W. Griffin
Marvin W. Griffin
Director

Date:  March 15, 2002

EXHIBIT 24

BRASS EAGLE INC.

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that the undersigned constitutes and appoints E. Lynn Scott and J.R. Brian Hanna, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign the Annual Report on Form 10-K of Brass Eagle Inc. for the fiscal year ended December 31, 2001 and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

/s/ Anthony J. Dowd
Anthony J. Dowd
Director

Date:  March 15, 2002

EXHIBIT 24

BRASS EAGLE INC.

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that the undersigned constitutes and appoints E. Lynn Scott and J.R. Brian Hanna, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign the Annual Report on Form 10-K of Brass Eagle Inc. for the fiscal year ended December 31, 2001 and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

/s/ H. Gregory Wold
H. Gregory Wold
Director

Date:  March 15, 2002

EXHIBIT 24

BRASS EAGLE INC.

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that the undersigned constitutes and appoints E. Lynn Scott and J.R. Brian Hanna, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign the Annual Report on Form 10-K of Brass Eagle Inc. for the fiscal year ended December 31, 2001 and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

/s/ Robert P. Sarrazin
Robert P. Sarrazin
Director

Date:  March 15, 2002

EXHIBIT 24

BRASS EAGLE INC.

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that the undersigned constitutes and appoints E. Lynn Scott and J.R. Brian Hanna, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign the Annual Report on Form 10-K of Brass Eagle Inc. for the fiscal year ended December 31, 2001 and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

/s/ C. Miles Schmidt, Jr.
C. Miles Schmidt, Jr.
Director

Date:  March 15, 2002