Form 10-Q
period 2002-03-31
BRASS EAGLE INC
filed 2002-05-10
CIK 1046112

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

/X/            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2002.

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

479-464-8700
(Registrant's telephone number, including area code)

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes X No___

The number of shares of the Registrant's Common Stock, $0.01 par value, outstanding as of May 6, 2002 was 7,150,813.

FORM 10-Q

QUARTER ENDED MARCH 31, 2002
INDEX

Part I:	Financial Information
Item1.	Condensed Consolidated Financial Statements

Independent Accountants' Report

Condensed Consolidated Balance Sheets as of March 31, 2002
(unaudited) and December 31, 2001

Condensed Consolidated Statements of Operations for the Three Months
ended March 31, 2002 (unaudited) and March 31, 2001 (unaudited)

Condensed Consolidated Statements of Comprehensive Income for the
Three Months Ended March 31, 2002 (unaudited) and March 31, 2001
(unaudited)

Condensed Consolidated Statements of Cash Flows for the Three
Months ended March 31, 2002 (unaudited) and March 31, 2001
(unaudited)

Notes to Condensed Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and
Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Part II:	Other Information

Item 6.	Exhibits and Reports on Form 8-K

Signatures

PART I:    FINANCIAL INFORMATION
Item 1.  - Financial Statements

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Shareholders
Brass Eagle Inc.
Bentonville, Arkansas

We have reviewed the condensed consolidated balance sheet of Brass Eagle Inc. as of March 31, 2002 and the related condensed consolidated statements of operations, condensed consolidated statements of comprehensive income and cash flows for the three months ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

Crowe, Chizek and Company LLP

Oak Brook, Illinois
April 19, 2002

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except share data)
	MARCH 31,	DECEMBER 31,
	2002	2001
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$ 3,189	$ 9
Accounts receivable - less allowance
for doubtful accounts of $2,063 in 2002
and $2,000 in 2001	17,232	26,371
Inventories	13,161	13,120
Prepaid expenses and other current assets	1,624	1,191
Deferred taxes	2,467	2,544
Total current assets	37,673	43,235
Property, plant and equipment, net	16,259	16,506
Other assets:
Other assets	513	270
Intangible assets, net	32,284	32,284
	$ 86,729	$ 92,295
	===========	===========
Liabilities and stockholders' equity
Current liabilities
Revolving credit facility	$ 0	$ 3,900
Accounts payable	3,215	4,438
Accrued expenses	6,339	6,549
Current maturities of long-term debt	6,407	6,407
Total current liabilities	15,961	21,294
Long-term debt, less current maturities	13,005	14,607
Deferred income taxes	1,477	1,350
Deferred compensation	231	0
Other liabilities	686	889
Stockholders' equity
Common stock, $.01 par value, 10,000,000 shares
authorized, 7,268,433 issued and 7,148,733
outstanding in 2002; 7,266,618 issued and
7,146,918 outstanding in 2001	73	73
Additional paid-in capital	25,861	25,851
Accumulated other comprehensive loss	(425)	(540)
Retained earnings	30,403	29,314
Treasury stock 119,700 shares at cost	(543)	(543)
	55,369	54,155
	$ 86,729	$ 92,295
	===========	===========
See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except share and per share data)

	THREE MONTHS ENDED
	MARCH 31,
	2002	2001
	(unaudited)

Net sales	$ 20,130	$ 20,770
Cost of sales	12,396	12,233
Gross profit	7,734	8,537

Operating expenses	5,649	5,871
Operating income	2,085	2,666

Minority interest	51	54
Interest income	29	73
Interest expense	(410)	(613)
	(330)	(486)
Income before income taxes	1,755	2,180

Provision for income taxes	666	872

Net income	$ 1,089	$ 1,308
	=========	========

Net income per share:
Basic	$ 0.15	$ 0.18
Diluted	0.14	0.17

Weighted average shares outstanding:
Basic	7,148,673	7,142,907
Diluted	7,541,389	7,557,250

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	THREE MONTHS ENDED
	MARCH 31,
	2002	2001
	(unaudited)

Net income	$ 1,089	$ 1,308
Other comprehensive income (loss):
Gain (loss) on derivative, net of tax	115	(420)
Comprehensive income	$ 1,204	$ 888
	=========	========

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	THREE MONTHS ENDED
	MARCH 31,
	2002	2001
	(Unaudited)
Cash flows from operating activities
Net income	$ 1,089	$ 1,308
Adjustments to reconcile net income to net cash from operating activities
Deferred income taxes	116	44
Deferred compensation	20	0
Depreciation and amortization	687	1,051
Provision for doubtful accounts	46	58
Minority interest	(51)	(54)
Stock compensation expense	10	6
Changes in assets and liabilities
Accounts receivable	9,086	6,946
Inventories	(41)	555
Prepaid expenses and other assets	(433)	207
Accounts payable and accrued expenses	(1,433)	(4,561)
Net cash from operating activities	9,096	5,560
Cash flows from investing activities
Purchases of property and equipment	(414)	(330)
Acquisition of Nittan assets	0	(2,322)
Net cash from investing activities	(414)	(2,652)
Cash flows from financing activities
Payments on long-term debt	(1,602)	(1,402)
Net payments on line of credit	(3,900)	(3,860)
Issuance of stock	0	16
Net cash from financing activities	(5,502)	(5,246)
Net change in cash	3,180	(2,338)
Cash at beginning of period	9	3,457
Cash at end of period	$ 3,189	$ 1,119
	========	========
Supplemental disclosures of cash flow information
Cash paid during the period:
Taxes	$ 320	$ 1,521
Interest	389	661

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(All information for the three month periods ended March 31, 2002 and 2001 is unaudited)

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

Interim Results:  The accompanying condensed consolidated balance sheet at March 31, 2002 and the condensed consolidated statements of operations and cash flows for the three month periods ended March 31, 2002 and 2001 are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the results of the interim periods. The results of operations for the three month period ended March 31, 2002 are not necessarily indicative of the results expected for the full calendar year. Because all of the disclosures required by generally accepted accounting principles are not included, these interim statements should be read in conjunction with the financial statements and notes thereto contained in Brass Eagle's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

NOTE 2 - INVENTORIES

Inventories consist of the following components (in thousands):

	March 31,	December 31,
	2002	2001

Finished goods	$ 10,301	$ 11,327
Raw materials	2,860	1,793
Total Inventory	$ 13,161	$ 13,120
	=========	========

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

During fiscal 2000, Brass Eagle entered into an interest rate swap arrangement, which is a derivative financial instrument with a bank. The purpose of the interest rate swap arrangement is to reduce exposure to interest rate fluctuations by effectively fixing the interest rate on part of the borrowings under Brass Eagle's term debt. The term of the hedge is through August 29, 2003. As a result of its adoption of SFAS No. 133, Brass Eagle recorded a gain to Comprehensive Income of $115,000, net of income taxes of $88,000, during the three months ended March 31, 2002, and a loss of $420,000, net of income taxes of $280,000, for the three months ended March 31, 2001.

NOTE 4 - CREDIT FACILITY & LONG-TERM DEBT BORROWINGS

The Senior Credit Facility, dated June 30, 2000 and modified on February 1, 2001 and December 31, 2001, is comprised of a $5.5 million revolving credit facility (zero outstanding at March 31, 2002), a $2.0 million term loan and a $25.2 term loan used for the acquisition of substantially all the assets of JT USA, LP. The funds available under the revolving credit facility are limited to eligible accounts receivable and inventory, as defined, up to a maximum of $5.5 million. The credit facility is secured by all tangible and intangible assets of Brass Eagle, exclusive of its investment in Challenge Park LLC.

The $25.2 million term loan requires quarterly principal payments of $1.4 million and matures in June 2005. The $2.0 million term loan requires quarterly principal payments of $0.2 million and matures in September, 2003.

Borrowings bear interest as designated by Brass Eagle at either the bank's prime rate (adjusted up to prime plus 1.50% based on Brass Eagles' leverage ratio) or LIBOR (plus 1.25% to 2.50% based on Brass Eagle's leverage ratio).

The agreement, including the amendment executed on February 1, 2001 and December 31, 2001, includes certain restrictive covenants, including maintaining a minimum net worth of $40.0 million at time of borrowing plus 75% of net income, a leverage ratio of 2.0 to1.0, a 1.0 to 1.0 fully-loaded fixed charge coverage ratio from December 31, 2001 until September 30, 2002 and 1.0 to 1.0 fully-loaded fixed charge coverage ratio from December 31, 2002 and thereafter, minimum EBITDA of $11.25 million for the twelve months ended March 31, 2002, minimum EBITDA of $12.0 million for the twelve months ended June 30, 2002, and minimum EBITDA of $14.25 million for the twelve months ended September 30, 2002. If Brass Eagle's fully-loaded fixed charge coverage ratio falls below 1.0 to 1.0, Brass Eagle will pay a 25 basis point premium above the stated pricing spreads until such time that it reports a fully-loaded fixed charge coverage ratio in excess of 1.0 to 1.0. The agreement also limits capital expenditures to $4.5 million in 2001, excluding the Nittan assets, and $4.5 million in 2002. Brass Eagle was in compliance with these covenants at March 31, 2002.

In addition, the agreement provides for an excess cash flow recapture requirement for the first two years of the agreement equal to 50% of the excess cash flow over fixed charges not to exceed $750,000.

Financing costs incurred are capitalized and amortized over the remaining life of the respective loan. These costs are classified as other long term assets on the accompanying balance sheet.

NOTE 5- GOODWILL AND OTHER INTANGIBLE ASSETS

Brass Eagle adopted FAS 142, "Goodwill and Other Intangible Assets", on January 1, 2002. This statement resulted in the cessation of goodwill amortization. All of the provisions of the statement will be applied to future fiscal years, to all goodwill and intangible assets recognized in Brass Eagle's statement of financial position, regardless of when these assets were initially recognized.

As of March 31, 2002, Brass Eagle has goodwill and other intangible assets (net of amortization) of $32.3 million. For the three months ended March 31, 2002, Brass Eagle recorded $19,000 in amortization expense associated with deferred financing costs.

For the three months ended March 31, 2001, Brass Eagle recognized $0.5 million in amortization expenses relating to goodwill amortization.

The following adjusts reported net income and earnings per share to exclude goodwill amortization:

	2002	2001

Reported net income	$ 1,089	$ 1,308

Add back goodwill amortization	0	495

Adjusted net income	$ 1,089	$ 1,803
	=========	=========
Adjusted net income per share:
Basic	$ 0.15	$ 0.25
Diluted	0.14	0.24

NOTE 6 - DEFERRED COMPENSATION

In November, 2001, Brass Eagle established a non-qualified Deferred Compensation Plan which is exempt from certain restrictions imposed by the Internal Revenue Code on 401(k) plans. Participation in the Deferred Compensation Plan is limited to select management of the company. Participants may contribute up to 100 percent of their gross pay, including bonuses. Brass Eagle will match 50 percent of the first 10 percent of each participant's contribution. Assets are held in individual accounts for each participant. The amounts deposited in the plan by the participants are unsecured liabilities of Brass Eagle.

Brass Eagle purchased company-owned life insurance policies insuring the lives of the group of participants to finance the plan.

The cash surrender value of life insurance at March 31, 2002 was $212,000. Brass Eagle's contribution for the three months ended March 31, 2002 was $22,000. The liability for deferred compensation at March 31, 2001 was $231,000.

ITEM 2. -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements for the three months ended March 31, 2002 and the 2001 10-K.

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
(5)  General economic and business conditions which are less favorable than expected or which improve at a slower rate than expected.
(6)  Failure to maintain or renew credit facilities on satisfactory terms
(7)  Unanticipated changes in industry trends
(8)  The increased risk during economic downturns that Brass Eagle's customers may declare bankruptcy or experience payment difficulties
(9)  The timing and effectiveness of marketing programs.

RESULTS OF OPERATIONS

The following table sets forth operations data as a percentage of net sales for the periods indicated:

	Three Months Ended
	March 31,
	2002	2001
Net sales	100.0%	100.0%
Cost of sales	61.6%	58.9%
Gross profit	38.4%	41.1%
Operating expenses	28.1%	28.3%
Operating income	10.4%	12.8%
Net income	5.4%	6.3%

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

Net Sales.  Net sales decreased by 3.4% to $20.1 million for the three months ended March 31, 2002, compared to $20.8 million for the three months ended March 31, 2001. The decrease in net sales was primarily due to decline in the retail market. The overall slow down in consumer purchases has resulted in retailers more tightly controlling inventory levels.

Domestic sales of Brass Eagle products decreased by 5.1% to $18.8 million (or 93.5% of sales) for the three months ended March 31, 2002 from $19.8 million (or 95.2% of sales) for the three months ended March 31, 2001. International sales increased by 30.0% to $1.3 million (4.8% of sales) for the three months ended March 31, 2002 from $1.0 million (or 6.5% of sales) for the three months ended March 31, 2001. The increase in international sales was primarily due to increased sales to Europe and Mexico.

Gross Profit.  Gross profit as a percentage of net sales decreased to 38.4% for the three months ended March 31, 2002, compared to 41.1% for the three months ended March 31, 2001. The decrease was due primarily to some price reductions and some manufacturing inefficiencies.

Operating Expenses.  Operating expenses decreased 3.4% to $5.7 million in the three months ended March 31, 2002, compared to $5.9 million in the three months ended March 31, 2001. The decrease in operating expenses is due to Brass Eagle's adoption of SFAS 142 in which it ceased recording amortization expense associated with goodwill, which was $0.5 million for the three months ended March 31, 2001. This decrease in expense was partially offset by increases in distribution and freight cost.

Operating Income.  Operating income decreased by 22.2% to $2.1 million in the three months ended March 31, 2002, compared to $2.7 million in the three months ended March 31, 2001. The decrease was primarily due to decreased sales and lower gross profit margins associated with the economic slow down.

Interest.  Brass Eagle recorded net interest expense of $381,000 for the three months ended March 31, 2002, compared to $540,000 for the three months ended March 31, 2001. The decrease in net interest expense was due to a reduction in the average amount borrowed for the three months ended March 31, 2002 compared to the three months ended March 31, 2001, as well as lower interest rates.

Income Tax Rate.  Brass Eagle's effective federal and state income tax rate was 38.0% for the three months ended March 31, 2002 and 40.0% for the three months ended March 31, 2001. The decrease in the income tax rate is due to changes in the mix and volume of production resulting in a reduction in the overall effective state income tax rates.

Liquidity and Capital Resources

At March 31, 2002, Brass Eagle had working capital of $21.7 million. Brass Eagle is planning capital expenditures of approximately $2.1 million for the remainder of 2002 for the expansion and improvement of manufacturing capacity. The investments will be funded from available cash and borrowings from the credit facility.

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

Net cash provided by operating activities for the three months ended March 31, 2002 was $9.1 million, consisting primarily of net income of $1.1 million, depreciation and amortization expense of $687,000, plus a net decrease in accounts receivable of $9.1 million, a decrease in accounts payable and accrued expenses of $1.4 million, an increase in prepaid expenses of $433,000, an increase in inventory of $41,000 and a decrease in deferred taxes of $116,000.

Net cash used in investing activities was $414,000 for the three months ended March 31, 2002, which was for the purchases of property and equipment.

Net cash used in financing activities was $5.5 million in the three months ended March 31, 2002, due to the reduction of long-term debt of $1.6 million and payments on the line of credit of $3.9 million.

Brass Eagle has the following contractual obligations as of March 31, 2002 that can impact its liquidity:

Contractual Obligations (In thousands)	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-Term Debt	$ 19,412	$ 6,407	$ 13,005	$ 0	$ 0
Line of Credit *	$ 0	$ 0	$ 0	$ 0	$ 0
Operating Leases	$ 1,702	$ 823	$ 879	$ 0	$ 0
	________	________	________	________	________
Total Contractual Cash Obligations	$ 21,114	$ 7,230	$ 13,884	$ 0	$ 0
	=======	=======	=======	=======	=======

Amount of Commitment Expiration Per Period
Other Commercial Commitments (In thousands)	Total Amounts Committed	Less Than 1 Year	1-3 Years	4-5 Years	Over 5 Years

Lines of Credit	$ 5,500	$ 0	$ 5,500	$ 0	$ 0
Standby Letters of Credit *	$ 0	$ 0	$ 0	$ 0	$ 0
	________	________	________	________	________
Total Commercial Commitments	$ 5,500	$ 0	$ 5,500	$ 0	$ 0
	=======	=======	=======	=======	=======

*  The standby letter of credit borrowings are considered advances against the line of credit.

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

The following table provides information on Brass Eagle's fixed maturity investments as of March 31, 2002 that are sensitive to changes in interest rates. The table also presents the debt upon which an interest rate swap agreement was entered. Since the interest rate swap effectively fixes the interest rate on the notional amount of debt, changes in interest rates have no current effect on the interest expense recorded by Brass Eagle on the portion of the debt covered by the interest rate swap.

Liability	Amount	Maturity Date
Variable rate debt	$ 19.4 million	June 30, 2005
Interest rate swap notional amount (Amount included in $19.4 million)	$ 14.0 million	August 29, 2003

PART II: OTHER INFORMATION
Item 6.  Exhibits and Reports on Form 8-K

     The following exhibits are filed with this Report:

(a)  Exhibits

Exhibit
Number	Description of Document

11	Statement of Computation of Earnings Per Share

___________________________________________________________________________________________

(b)  Reports on Form 8-K:

Brass Eagle filed a Current Report on Form 8-K dated February 6, 2002 announcing a one-time charge in the fourth quarter ended December 31, 2001 related to receivable exposure with K-Mart Corporation.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Brass Eagle Inc.

Date: May 10, 2002	By: /s/ J. R. Brian Hanna
J. R. Brian Hanna
Vice President-Finance and Chief Financial Officer and Treasurer
(on behalf of the Registrant and as the Registrant's principal Financial and Accounting Officer)

EXHIBIT INDEX

    The following exhibits are filed with this Report:

NUMBER	DESCRIPTION OF DOCUMENT

11	Statement of Computation of Earnings Per Share

Exhibit 11

STATEMENT OF COMPUTATION OF EARNINGS PER SHARE
(In thousands except share and per share data)

	THREE MONTHS ENDED
	MARCH 31,
	2002	2001
Basic Net Income Per Share:

Net income available to common stockholders	$ 1,089	$ 1,308
	=========	========
Weighted average common shares outstanding	7,148,673	7,142,907
	=========	========
Basic net income per share	$ 0.15	$ 0.18
	=========	========

Diluted Net Income Per Share:

Net income available to common stockholders	$ 1,089	$ 1,308
	========	========
Pro forma basic weighted average common shares
Outstanding	7,148,673	7,142,907
Add dilutive effect of stock options	392,716	414,343
Weighted average dilutive common shares outstanding	7,541,389	7,557,250
	========	========
Diluted net income per share	$ 0.14	$ 0.17
	========	========