Form 10-Q
period 2002-06-30
BRASS EAGLE INC
filed 2002-08-09
CIK 1046112

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

/X/            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2002

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

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes X No___

The number of shares of the Registrant's Common Stock, $0.01 par value, outstanding as of August 5, 2002 was 7,152,398.

FORM 10-Q

QUARTER ENDED JUNE 30, 2002

INDEX

Part I:	Financial Information
Item1.	Condensed Consolidated Financial Statements

Independent Accountants' Report

Condensed Consolidated Balance Sheets as of June 30, 2002
(unaudited) and December 31, 2001

Condensed Consolidated Statements of Operations for the Three and
Six Months ended June 30, 2002 (unaudited) and June 30, 2001
(unaudited)

Condensed Consolidated Statements of Comprehensive Income for the
Three and Six Months Ended June 30, 2002 (unaudited) and June 30,
2001 (unaudited)

Condensed Consolidated Statements of Cash Flows for the Six
Months ended June 30, 2002 (unaudited) and June 30, 2001
(unaudited)

Notes to Condensed Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and
Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Part II:	Other Information

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits and Reports on Form 8-K

Signatures

PART I:    FINANCIAL INFORMATION
Item 1. - Financial Statements

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Shareholders
Brass Eagle Inc.
Bentonville, Arkansas

We have reviewed the condensed consolidated balance sheet of Brass Eagle Inc. as of June 30, 2002 and the related condensed consolidated statements of operations and comprehensive income for the three month and six month periods ended June 30, 2002 and 2001, and the condensed consolidated statements of cash flows for the six month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

Crowe, Chizek and Company LLP

Oak Brook, Illinois
July 26, 2002

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share data)
	JUNE 30,	DECEMBER 31,
	2002	2001
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$ 595	$ 9
Accounts receivable - less allowance
for doubtful accounts of $2,124 in 2002
and $2,000 in 2001	21,548	26,371
Inventories	16,732	13,120
Prepaid expenses and other current assets	980	1,191
Deferred taxes	2,730	2,544
Total current assets	42,585	43,235
Property, plant and equipment, net	16,174	16,506
Other assets:
Other assets	555	270
Intangible assets, net	32,284	32,284
	$ 91,598	$ 92,295
	===========	===========
Liabilities and stockholders' equity
Current liabilities
Revolving credit facility	$ 0	$ 3,900
Accounts payable	6,170	4,438
Accrued expenses	7,123	6,549
Current maturities of long-term debt	6,407	6,407
Total current liabilities	19,700	21,294
Long-term debt, less current maturities	11,403	14,607
Deferred income taxes	1,740	1,350
Deferred compensation	299	0
Other liabilities	744	889
Stockholders' equity
Common stock, $.01 par value, 10,000,000 shares authorized,7,270,513 issued and
7,150,813 outstanding in 2002, 7,266,618
issued and 7,146,918 outstanding in 2001	73	73
Additional paid-in capital	25,871	25,851
Accumulated other comprehensive loss	(461)	(540)
Retained earnings	32,772	29,314
Treasury stock 119,700 shares at cost	(543)	(543)
	57,712	54,155
	$ 91,598	$ 92,295
	===========	===========
See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except share and per share data)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2002	2001	2002	2001
	(unaudited)		(unaudited)

Net sales	$ 26,694	$ 21,333	$ 46,824	$ 42,103
Cost of sales	16,493	13,365	28,889	25,598
Gross profit	10,201	7,968	17,935	16,505

Operating expenses	6,070	5,599	11,719	11,470
Operating income	4,131	2,369	6,216	5,035

Minority interest	18	48	69	102
Interest income (expense)	(354)	(457)	(735)	(997)
	(336)	(409)	(666)	(895)
Income before income taxes	3,795	1,960	5,550	4,140

Provision for income taxes	1,426	783	2,092	1,655

Net income	$ 2,369	$ 1,177	$ 3,458	$ 2,485
	=========	========	========	========
Net income per share:
Basic	$ 0.33	$ 0.16	$ 0.48	$ 0.35
Diluted	0.31	0.16	0.46	0.33

Weighted average shares outstanding:
Basic	7,150,744	7,144,038	7,149,674	7,143,145
Diluted	7,541,281	7,547,767	7,536,606	7,541,717

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2002	2001	2002	2001
	(unaudited)		(unaudited)
Net income	$ 2,369	$ 1,177	$ 3,458	$ 2,485
Other comprehensive income (loss):
(Loss)/Gain on derivative, net of tax	(36)	38	79	(382)
Comprehensive income	$ 2,333	$ 1,215	$ 3,537	$ 2,103
	=========	========	=======	=======

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	SIX MONTHS ENDED
	JUNE 30,
	2002	2001
	(Unaudited)
Cash flows from operating activities
Net income	$ 3,458	$ 2,485
Adjustments to reconcile net income to net cash from operating activities
Deferred income taxes	138	460
Deferred compensation	46	0
Depreciation and amortization	1,373	2,175
Provision for doubtful accounts	108	66
Minority interest	(69)	(103)
Stock compensation expense	20	13
(Gain)/Loss on disposition of equipment	(2)	81
Changes in assets and liabilities
Accounts receivable	4,708	7,213
Inventories	(3,612)	(1,124)
Prepaid expenses and other assets	211	(271)
Accounts payable and accrued expenses	2,306	(5,752)
Net cash from operating activities	8,685	5,243

Cash flows from investing activities
Purchases of property and equipment	(1,002)	(737)
Acquisition of Nittan assets	0	(2,322)
Proceeds on sale of equipment	7	33
Net cash from investing activities	(995)	(3,026)

Cash flows from financing activities
Payments on long-term debt	(3,204)	(3,004)
Proceeds from long-term debt	0	2,000
Net payments on line of credit	(3,900)	(3,860)
Issuance of stock	0	16
Net cash from financing activities	(7,104)	(4,848)
Net change in cash	586	(2,631)
Cash at beginning of period	9	3,457
Cash at end of period	$ 595	$ 826
	=========	=========
Supplemental disclosures of cash flow information
Cash paid (refunded) during the period:
Taxes	$ 1,300	$ 3,116
Interest	797	1,125

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(All information for the three and six month periods ended June 30, 2002 and 2001 is unaudited)

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

Interim Results:  The accompanying condensed consolidated balance sheet at June 30, 2002 and the condensed consolidated statements of operations and cash flows for the three month and six month periods ended June 30, 2002 and 2001 are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the results of the interim periods. The results of operations for the three month and six month periods ended June 30, 2002 are not necessarily indicative of the results expected for the full calendar year. Because all of the disclosures required by generally accepted accounting principles are not included, these interim statements should be read in conjunction with the financial statements and notes thereto contained in Brass Eagle's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

NOTE 2 - INVENTORIES

Inventories consist of the following components (in thousands):

	June 30,	December 31,
	2002	2001

Finished goods	$ 13,138	$ 11,327
Raw materials	3,594	1,793
	$ 16,732	$ 13,120
	========	========

NOTE 3 - FINANCIAL INSTRUMENTS

Brass Eagle adopted FASB SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", on January 1, 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

During fiscal 2000, Brass Eagle entered into an interest rate swap arrangement, which is a derivative financial instrument with a bank. The purpose of the interest rate swap arrangement is to reduce exposure to interest rate fluctuations by effectively fixing the interest rate on part of the borrowings under Brass Eagle's term debt. The term of the hedge is through August 29, 2003. As a result of its adoption of SFAS No. 133, Brass Eagle recorded a gain to Comprehensive Income of $79,000, net of income taxes of $66,000, during the six months ended June 30, 2002 and a loss to Comprehensive Income of $382,000, net of income taxes of $254,000, during the six months ended June 30, 2001.

NOTE 4 - CREDIT FACILITY & LONG-TERM DEBT BORROWINGS

The Senior Credit Facility, dated June 30, 2000 and modified on February 1, 2001 and December 31, 2001, is comprised of a $5.5 million revolving credit facility (zero outstanding at June 30, 2002), a $2.0 million term loan and a $25.2 million term loan used for the acquisition of substantially all the assets of JT USA, LP. The funds available under the revolving credit facility are limited to eligible accounts receivable and inventory, as defined, up to a maximum of $5.5 million. The credit facility is secured by all tangible and intangible assets of Brass Eagle, exclusive of its investment in Challenge Park LLC.

The $25.2 million term loan requires quarterly principal payments of $1.4 million and matures in June 2005. The $2.0 million term loan requires quarterly principal payments of $0.2 million and matures in September, 2003.

Borrowings bear interest as designated by Brass Eagle at either the bank's prime rate (plus 1.50% based on Brass Eagles' leverage ratio) or LIBOR (plus 1.25% to 2.50% based on Brass Eagle's leverage ratio).

The agreement, including the amendments executed on February 1, 2001 and December 31, 2001, includes certain quarterly restrictive covenants, including maintaining a minimum net worth of $40.0 million plus 75% of net income from the time of borrowing, a leverage ratio of 2.0 to 1.0, a 1.0 to 1.0 fully-loaded fixed charge coverage ratio from December 31, 2001 until September 30, 2002 and 1.1 to 1.0 fully-loaded fixed charge coverage ratio from December 31, 2002 and thereafter, minimum EBITDA of $12.0 million for the twelve months ended June 30, 2002, and minimum EBITDA of $14.25 million for the twelve months ended September 30, 2002. If Brass Eagle's fully-loaded fixed charge coverage ratio falls below 1.0 to 1.0, Brass Eagle will pay a 25 basis point premium above the stated pricing spreads until such time that it reports a fully-loaded fixed charge coverage ratio in excess of 1.0 to 1.0. The agreement also limits capital expenditures to $4.5 million in 2001, excluding the purchase of the Nittan assets, and $4.5 million in 2002. Brass Eagle was in compliance with these covenants at June 30, 2002.

In addition, the agreement provides for an excess cash flow recapture requirement for the first two years of the agreement equal to 50% of the excess cash flow over fixed charges not to exceed $750,000.

Financing costs incurred are capitalized and amortized over the remaining life of the respective loan. These costs are classified as other long-term assets on the accompanying balance sheet.

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

As of June 30, 2002, Brass Eagle has goodwill and other intangible assets (net of amortization) of $32.3 million. For the six months ended June 30, 2002, Brass Eagle recorded $37,000 in amortization expense associated with deferred financing costs.

For the six months ended June 30, 2001, Brass Eagle recognized $989,000 in amortization expenses relating to goodwill amortization.

The following adjusts reported net income and earnings per share to exclude goodwill amortization (in thousands except per share data):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2002	2001	2002	2001

Reported net income	$ 2,369	$ 1,177	$ 3,458	$ 2,485

Add back goodwill amortization	0	494	0	989

Adjusted net income	$ 2,369	$ 1,671	$ 3,458	$ 3,474
	=========	=========	========	========
Adjusted net income per share:
Basic	$ 0.33	$ 0.23	$ 0.48	$ 0.49
Diluted	$ 0.31	$ 0.22	0.46	0.46

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

The cash surrender value of life insurance at June 30, 2002 was $253,000. Brass Eagle's contribution for the six months ended June 30, 2002 was $46,000. The liability for deferred compensation at June 30, 2002 was $299,000.

NOTE 7 - EMPLOYEE BENEFIT PLAN

Effective June 1, 2002, Brass Eagle adopted the Brass Eagle Employee Stock Purchase Plan. Under the plan terms, all eligible full time employees can elect to defer a maximum of 10% of their annual earnings to purchase Brass Eagle common stock. At each offering purchase date, participants can purchase a maximum of 250 shares of Brass Eagle common stock. Shares will be purchased in three offerings: on December 31, 2002, December 31, 2003 and December 31, 2004. The plan terminates on December 31, 2004.

ITEM 2. -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements for the three months and six months ended June 30, 2002 and June 30, 2001 and the 2001 10K.

Special Note Regarding Forward-Looking Statements

      Certain statements in this filing and in other filings by Brass Eagle with the Securities and Exchange Commission and in press releases, presentations by Brass Eagle or its management and oral statements may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may include statements regarding Brass Eagle's financial position, results of operations, market position, product development, regulatory matters, growth opportunities and growth rates, acquisition and divestiture opportunities, and other similar forecasts and statements of expectation. Words such as expects, anticipates, intends, plans, projects, believes, seeks, estimates, should, may, would, will and variations of these words and similar expressions are intended to identify these forward-looking statements. The statements are not statements of historical fact. Rather, they are based on Brass Eagle's estimates, assumptions, projections and current expectations, and are not guarantees of future performance. Brass Eagle disclaims any obligation to update or revise any forward-looking statement based upon the occurrence of future events, the receipt of new information, or otherwise. The forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of Brass Eagle to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause Brass Eagle's actual results to differ materially from the results, projections and expectations expressed in the forward-looking statements include, but are not limited to, the following possibilities:

(1)  Intensifying competition, including specifically the intensification of price competition, the entry of new competitors and the introduction of new products by new and existing competitors,
(2)  Failure to obtain new customers or retain existing customers or maintain relationships with mass merchandisers,
(3)  Inability to carry out marketing and sales plans or to integrate acquired businesses,
(4)  Loss of key executives,
(5)  General economic and business conditions which are less favorable than expected or which improve at a slower rate than expected,
(6)  Failure to maintain or renew credit facilities on satisfactory terms,
(7)  Unanticipated changes in industry trends,
(8)  The increased risk during economic downturns that Brass Eagle's customers may declare bankruptcy or experience payment difficulties,
(9)  Decreases in customer spending levels due to general economic conditions or other factors affecting their volume of business, and
(10)  The timing and effectiveness of marketing programs.

RESULTS OF OPERATIONS

The following table sets forth operations data as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	61.8%	62.6%	61.7%	60.8%
Gross profit	38.2%	37.4%	38.3%	39.2%
Operating expenses	22.7%	26.2%	25.0%	27.2%
Operating income	15.5%	11.1%	13.3%	12.0%
Net income	8.9%	5.5%	7.4%	5.9%

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

Net Sales.  Net sales increased by 25.4% to $26.7 million for the three months ended June 30, 2002, compared to $21.3 million for the three months ended June 30, 2001. The increase in net sales was primarily due to increased sales to the major retailers. The increase in net sales consisted mostly of new markers and increased mask sales.

Domestic sales of Brass Eagle products increased by 28.6% to $24.7 million (or 92.5% of sales) for the three months ended June 30, 2002 from $19.2 million (or 90.1% of sales) for the three months ended June 30, 2001. International sales decreased by 4.8% to $2.0 million (7.5% of sales) for the three months ended June 30, 2002 from $2.1 million (or 9.9% of sales) for the three months ended June 30, 2001. The decrease in international sales was primarily due to decreased sales to Canadian customers.

Gross Profit.  Gross profit as a percentage of net sales increased to 38.2% for the three months ended June 30, 2002, compared to 37.4% for the three months ended June 30, 2001. The increase was due primarily to sales mix with markers making up a higher percentage of sales for the three months ended June 30, 2002 compared to the three months ended June 30, 2001.

Operating Expenses.  Operating expenses increased 8.9% to $6.1 million in the three months ended June 30, 2002 compared to $5.6 million in the three months ended June 30, 2001. This was primarily due to increased incentive compensation, increased variable selling expenses of co-op advertising and commissions and increased shipping costs partially offset by a decrease in amortization expenses. Brass Eagle adopted SFAS 142 in which it ceased recording amortization expense associated with goodwill, which was $0.5 million for the three months ended June 30, 2001.

Operating Income.  Operating income increased by 70.8% to $4.1 million in the three months ended June 30, 2002, compared to $2.4 million in the three months ended June 30, 2001. This increase was due to increased sales and increased margin partially offset by increased operating expenses.

Interest.  Brass Eagle recorded net interest expense of $354,000 for the three months ended June 30, 2002, compared to net interest expense of $457,000 for the three months ended June 30, 2001. The decrease in net interest expense was due to a reduction in the average amount borrowed for the three months ended June 30, 2002 compared to the three months ended June 30, 2001, as well as lower interest rates.

Income Tax Rate.  Brass Eagle's effective federal and state income tax rate was 37.6% for the three months ended June 30, 2002 and 39.9% for the three months ended June 30, 2001. The decrease in the income tax rate is due to changes in the mix and volume of production resulting in a reduction in the overall effective state income tax rates.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

Net Sales. Net sales increased by 11.2% to $46.8 million for the first six months of 2002 compared to $42.1 million the first six months of 2001. The increase in sales was primarily due to increased sales to the sporting good chains of new markers and increased sales of masks.

Domestic sales increased by 11.5% to $43.5 million (or 92.9% of sales) for the six months ended June 30, 2002 from $39.0 million (or 92.6% of sales) for the six months ended June 30, 2001. International sales increased by 6.5% to $3.3 million (or 7.1% of sales) for the six months ended June 30, 2002 from $3.1 million (or 7.4% of sales) for the six months ended June 30, 2001. The increase in international sales was primarily due to increased sales to Europe and Mexico.

Gross Profit. Gross profit as a percentage of net sales decreased to 38.3% for the first six months of 2002 compared to 39.2% for the first six months of 2001. The decrease was due primarily to selling price reductions and manufacturing inefficiencies.

Operating Expenses. Operating expenses increased by 1.7% to $11.7 million in the first six months of 2002 compared to $11.5 million in the first six months of 2001, primarily due to increased variable selling expenses of shipping, co-op advertising, commissions and freight associated with increased sales. Operating expenses also increased due to increased incentive compensation, information system expenses and product development costs partially offset by a decrease in goodwill amortization, which was $1.0 million for the six months ended June 30, 2001.

Operating Income. Operating income increased by 24.0% to $6.2 million in the first six months of 2002 compared to $5.0 million in the first six months of 2001. The increase was primarily due to increased unit sales volume.

Interest. Brass Eagle recorded net interest expense of $735,000 in the first six months of 2002 compared to net interest expense of $997,000 in the first six months of 2001. The decrease in net interest expense was due to a reduction in the average amount borrowed for the six months ended June 30, 2002 compared to the six months ended June 30, 2001, as well as lower interest rates.

Income Tax Rate. Brass Eagle's effective federal and state income tax rate was 37.7% in the first six months ended June 30, 2002 and 40.0% for the first six months ended June 30, 2001. The decrease in the income tax rate is due to changes in the mix and volume of production resulting in a reduction in the overall effective state income tax rates.

Liquidity and Capital Resources

As of June 30, 2002, Brass Eagle had working capital of $22.9 million. Brass Eagle is planning capital expenditures of approximately $1.5 million for the remainder of 2002 for the expansion and improvement of manufacturing capacity. The investments will be funded from available cash and borrowings from the credit facility.

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

Net cash provided by operating activities for the six months ended June 30, 2002 was $8.7 million, consisting primarily of net income of $3.5 million, depreciation and amortization expense of $1.4 million, plus a net decrease in accounts receivable of $4.7 million, an increase in accounts payable and accrued expenses of $2.3 million, a decrease in deferred taxes of $138,000, a decrease in prepaid expenses of $211,000 and an increase in inventory of $3.6 million.

Net cash used in investing activities was $1.0 million for the six months ended June 30, 2002. This was due to purchases of property and equipment of $1.0 million and proceeds of the sale of equipment of $7,000.

Net cash used in financing activities was $7.1 million in the six months ended June 30, 2002, due to the reduction of long-term debt of $3.2 million and payments on the line of credit of $3.9 million.

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-Term Debt	$ 17,810	$ 6,407	$ 11,403	$ 0	$ 0
Line of Credit *	$ 0	$ 0	$ 0	$ 0	$ 0
Operating Leases	$ 1,489	$ 724	$ 765	$ 0	$ 0
	________	________	________	________	________
Total Contractual Cash Obligations	$ 19,299	$ 7,131	$ 12,168	$ 0	$ 0
	=======	=======	=======	=======	=======

Amount of Commitment Expiration Per Period
Other Commercial Commitments (In thousands)	Total Amounts Committed	Less Than 1 Year	1-3 Years	4-5 Years	Over 5 Years
Lines of Credit	$ 5,500	$ 0	$ 5,500	$ 0	$ 0
Standby Letters of Credit *	$ 0	$ 0	$ 0	$ 0	$ 0
	________	________	________	________	________
Total Commercial Commitments	$ 5,500	$ 0	$ 5,500	$ 0	$ 0
	=======	=======	=======	=======	=======

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

The following table provides information on Brass Eagle's fixed maturity investments as of June 30, 2002 that are sensitive to changes in interest rates. The table also presents the debt upon which an interest rate swap agreement was entered. Since the interest rate swap effectively fixes the interest rate on the notional amount of debt, changes in interest rates have no current effect on the interest expense recorded by Brass Eagle on the portion of the debt covered by the interest rate swap.

Liability	Amount	Maturity Date
Variable rate debt	$ 17.8 million	June 30, 2005
Interest rate swap notional amount (Amount included in $17.8 million)	$ 14.0 million	August 29, 2003

PART II: OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

(a)  On May 22, 2002 Brass Eagle held its Fifth Annual Meeting of Stockholders in Bentonville, Arkansas, for the purposes of electing six members of the Board of Directors, and to approve the Brass Eagle Employee Stock Purchase Plan.

(b)  The following table sets forth the directors elected at such meeting and the number of votes for and withheld for each director:

Directors	For	Withheld
Anthony J. Dowd	6,278,381	112,821
Marvin W. Griffin *	6,378,492	12,710
E. Lynn Scott	6,278,381	112,821
H. Gregory Wold **	6,378,492	12,710
Robert P. Sarrazin	6,378,492	12,710
C. Miles Schmidt, Jr.	6,378,492	12,710

* Mr. Griffin passed away on July 29, 2002.

** Effective August 5, 2002, Mr. Wold has been elected Chairman of the Board of Directors.

(c) The Employee Stock Purchase Plan was approved by the stockholders. 6,173,728 votes were cast for the plan, 79,155 votes were cast against the plan, and 138,319 votes were withheld.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

The following exhibits are filed with this Report:

Exhibit
Number	Description of Document

11	Statement of Computation of Earnings Per Share
99(i)	Certification of the Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
99(ii)	Certification of the Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

______________________________________________________________________________

(b)  Reports on Form 8-K:

Brass Eagle filed no Current Reports on Form 8-K during the 2nd Quarter of 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Brass Eagle Inc.

Date: August 9, 2002	By: /s/ J. R. Brian Hanna
J. R. Brian Hanna
Vice President-Finance and Chief Financial Officer and Treasurer
(on behalf of the Registrant and as the Registrant's principal Financial and Accounting Officer)

EXHIBIT INDEX

    The following exhibits are filed with this Report:

NUMBER	DESCRIPTION OF DOCUMENT

11	Statement of Computation of Earnings Per Share
99(i)	Certification of the Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
99(ii)	Certification of the Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 11

STATEMENT OF COMPUTATION OF EARNINGS PER SHARE
(In thousands except share and per share data)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2002	2001	2002	2001
Basic Net Income Per Share
Net income available to common
Stockholders	$ 2,369	$ 1,177	$ 3,458	$ 2,485
	=========	=========	========	========
Weighted average common shares
Outstanding	7,150,744	7,144,038	7,149,674	7,143,145
	=========	=========	========	========
Basic net income per share	$ 0.33	$ 0.16	$ 0.48	$ 0.35
	=========	=========	========	========

Diluted Net Income Per Share
Net income available to common
Stockholders	$ 2,369	$ 1,177	$ 3,458	$ 2,485
	=========	=========	========	========
Pro forma basic weighted average
Common shares outstanding	7,150,744	7,144,038	7,149,674	7,143,145
Add dilutive effect of stock
Options	390,537	403,729	386,932	398,572
Weighted average dilutive
Common shares outstanding	7,541,281	7,547,767	7,536,606	7,541,717
	=========	=========	=========	========
Diluted net income per share	$ 0.31	$ 0.16	$ 0.46	$ 0.33
	=========	=========	=========	=======

Exhibit 99(i)

CERTIFICATION

Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

     I certify that, to the best of my knowledge, the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 (the "10-Q") of Brass Eagle Inc. (the "Company") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and that the information contained in the 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods covered by the 10-Q.

Brass Eagle Inc.

Date: August 9, 2002	By: /s/ E. Lynn Scott
E. Lynn Scott
President, Chief Executive Officer and Director

Exhibit 99(ii)

CERTIFICATION

Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

     I certify that, to the best of my knowledge, the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 (the "10-Q") of Brass Eagle Inc. (the "Company") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and that the information contained in the 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods covered by the 10-Q.

Brass Eagle Inc.

Date: August 9, 2002	By: /s/ J. R. Brian Hanna
J. R. Brian Hanna
Vice President-Finance and Chief Financial Officer and Treasurer