Form 10-Q
period 2002-09-30
BRASS EAGLE INC
filed 2002-11-12
CIK 1046112

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

/X/            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2002.

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

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes X No___

The number of shares of the Registrant's Common Stock, $0.01 par value, outstanding as of November 4, 2002 was 7,264,315.

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2002

INDEX

Part I:	Financial Information
Item1.	Condensed Consolidated Financial Statements

Independent Accountants' Report

Condensed Consolidated Balance Sheets as of September 30, 2002
(unaudited) and December 31, 2001

Condensed Consolidated Statements of Operations for the Three and
Nine Months ended September 30, 2002 (unaudited) and September 30, 2001 (unaudited)

Condensed Consolidated Statements of Comprehensive Income for the
Three and Nine Months Ended September 30, 2002 (unaudited) and September 30, 2001 (unaudited)

Condensed Consolidated Statements of Cash Flows for the Nine
Months ended September 30, 2002 (unaudited) and September 30, 2001 (unaudited)

Notes to Condensed Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and
Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II:	Other Information

Item 6.	Exhibits and Reports on Form 8-K

Signatures and Certifications

PART I:    FINANCIAL INFORMATION
Item 1. - Financial Statements

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Shareholders
Brass Eagle Inc.
Bentonville, Arkansas

We have reviewed the condensed consolidated balance sheet of Brass Eagle Inc. as of September 30, 2002 and the related condensed consolidated statements of operations and comprehensive income for the three month and nine month periods ended September 30, 2002 and 2001, and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

Crowe, Chizek and Company LLP

Oak Brook, Illinois
October 23, 2002

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except share data)
	SEPTEMBER 30,	DECEMBER 31,
	2002	2001
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$ 377	$ 9
Accounts receivable - less allowance
for doubtful accounts of $2,179 in 2002
and $2,000 in 2001	16,850	26,371
Inventories	21,544	13,120
Prepaid expenses and other current assets	802	1,191
Deferred income taxes	2,822	2,544
Total current assets	42,395	43,235
Property, plant and equipment, net	15,888	16,506
Other assets:
Other assets	610	270
Intangible assets, net	32,284	32,284
	$ 91,177	$ 92,295
	============	===========
Liabilities and stockholders' equity
Current liabilities
Revolving credit facility	$ 100	$ 3,900
Accounts payable	5,405	4,438
Accrued expenses	7,036	6,549
Current maturities of long-term debt	6,407	6,407
Total current liabilities	18,948	21,294
Long-term debt, less current maturities	9,801	14,607
Deferred income taxes	2,112	1,350
Deferred compensation	330	0
Other liabilities	684	889
Stockholders' equity
Common stock, $.01 par value, 10,000,000
shares authorized, 7,459,850 issued and
7,262,654 outstanding in 2002; 7,266,618 issued and 7,146,918 outstanding in 2001	75	73
Additional paid-in capital	26,395	25,851
Accumulated other comprehensive income	(424)	(540)
Retained earnings	34,310	29,314
Treasury stock at cost: 197,196 shares in 2002 and 119,700 shares in 2001.	(1,054)	(543)
	59,302	54,155
	$ 91,177	$ 92,295
	===========	==========
See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except share and per share data)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2002	2001	2002	2001
	(unaudited)		(unaudited)

Net sales	$ 21,887	$ 15,570	$ 68,711	$ 57,673
Cost of sales	13,455	10,322	42,344	35,920
Gross profit	8,432	5,248	26,367	21,753

Operating expenses	5,805	5,519	17,524	16,989
Operating income (loss)	2,627	(271)	8,843	4,764

Minority interest	6	51	75	153
Interest expense	(371)	(461)	(1,106)	(1,458)

Income (loss) before income taxes	2,262	(681)	7,812	3,459

Provision (benefit) for income taxes	724	(263)	2,816	1,392

Net income (loss)	$ 1,538	$ (418)	$ 4,996	$ 2,067
	========	========	========	=======
Net income (loss) per share:
Basic	$ 0.21	$ (0.06)	$ 0.70	$ 0.29
Diluted	$ 0.21	$ (0.06)	0.67	0.27

Weighted average shares outstanding:
Basic	7,182,342	7,145,123	7,160,659	7,144,014
Diluted	7,478,702	7,145,123	7,472,201	7,561,261

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2002	2001	2002	2001
	(unaudited)		(unaudited)
Net income (loss)	$ 1,538	$ (418)	$ 4,996	$ 2,067
Other comprehensive income (loss):
Income (loss) on derivative, net of tax	37	(207)	116	(589)
Comprehensive income (loss)	$ 1,575	$ (625)	$ 5,112	$ 1,478
	========	========	=======	=======

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2002	2001
	(Unaudited)
Cash flows from operating activities
Net income	$ 4,996	$ 2,067
Adjustments to reconcile net income to net cash from operating activities
Deferred income taxes	395	429
Deferred compensation	31	0
Depreciation and amortization	2,083	3,333
Provision for doubtful accounts	161	106
Minority interest	(75)	(153)
Stock compensation expense	30	23
(Gain)/loss on disposition of equipment	(2)	81
Changes in assets and liabilities
Accounts receivable	9,353	8,780
Inventories	(8,424)	(6,494)
Prepaid expenses and other assets	389	274
Accounts payable and accrued expenses	1,865	(5,041)
Net cash from operating activities	10,802	3,405

Cash flows from investing activities
Purchases of property and equipment	(1,407)	(1,213)
Acquisition of Nittan assets	0	(2,322)
Proceeds on sales of equipment	7	34
Net cash from investing activities	(1,400)	(3,501)

Cash flows from financing activities
Bank loan fees	(22)	0
Payments on long-term debt	(4,806)	(4,606)
Proceeds from long-term debt	0	2,000
Net (payments) proceeds from line of credit	(3,800)	(340)
Issuance of stock	0	16
Purchase of treasury stock	(406)	0
Net cash from financing activities	(9,034)	(2,930)
Net change in cash	368	(3,026)
Cash at beginning of period	9	3,457
Cash at end of period	$ 377	$ 431
	==========	==========
Supplemental disclosures of cash flow information
Cash paid during the period:
Taxes	$ 2,105	$ 3,189
Interest	1,176	1,575

See accompanying notes to condensed consolidated financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies and practices followed by Brass Eagle are as follows:

Description of Business:  Brass Eagle is a leading manufacturer of paintball markers and other paintball products. Brass Eagle sells its products through major domestic and international retailers and paintball specialty stores. The financial statements include the accounts of Brass Eagle and subsidiaries.

Interim Results:  The accompanying condensed consolidated balance sheet at September 30, 2002 and the condensed consolidated statements of operations, comprehensive income and cash flows for the three and nine month periods ended September 30, 2002 and 2001 are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the results of the interim periods. The results of operations for the three month and nine month periods ended September 30, 2002 are not necessarily indicative of the results expected for the full calendar year. Because all of the disclosures required by generally accepted accounting principles are not included, these interim statements should be read in conjunction with the financial statements and notes thereto contained in Brass Eagle's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

NOTE 2 - INVENTORIES

Inventories consist of the following components (in thousands):

	September 30,	December 31,
	2002	2001

Finished goods	$ 18,120	$ 11,327
Raw materials	3,424	1,793
	$ 21,544	$ 13,120
	========	========

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

During fiscal 2000, Brass Eagle entered into an interest rate swap arrangement, which is a derivative financial instrument with a bank. The purpose of the interest rate swap arrangement is to reduce exposure to interest rate fluctuations by effectively fixing the interest rate on part of the borrowings under Brass Eagle's term debt. The term of the hedge is through August 29, 2003. As a result of its adoption of SFAS No. 133, Brass Eagle recorded a gain to Comprehensive Income of $116,000, net of income taxes of $89,000, during the nine months ended September 30, 2002 and a loss to Comprehensive Income of $589,000, net of income taxes of $392,000 during the nine months ended September 30, 2001.

NOTE 4 - CREDIT FACILITY AND LONG-TERM DEBT BORROWINGS

The Senior Credit Facility, dated June 30, 2000 and modified on February 1, 2001, December 31, 2001 and September 10, 2002, is comprised of a $12.5 million revolving credit facility with a seasonal increase to $17.5 million ($100,000 outstanding at September 30, 2002), a $2.0 million term loan and a $28.0 million term loan used for the acquisition of substantially all the assets of JT USA, LP. The funds available under the revolving credit facility are limited to eligible accounts receivable and inventory, as defined, up to a maximum of $12.5 million (seasonal increase to $17.5 million October 15 to January 15). The credit facility is secured by all tangible and intangible assets of Brass Eagle, exclusive of its investment in Challenge Park LLC.

The $28.0 million term loan requires quarterly principal payments of $1.4 million and matures in June 2005. The $2.0 million term loan requires quarterly principal payments of $0.2 million and matures in September, 2003.

Borrowings bear interest as designated by Brass Eagle at either the bank's prime rate (plus 1.50% based on Brass Eagles' leverage ratio) or LIBOR (plus 1.25% to 2.50% based on Brass Eagle's leverage ratio).

The agreement, including the amendments executed on February 1, 2001, December 31, 2001 and September 10, 2002, includes certain quarterly restrictive covenants, including maintaining a minimum net worth of $40.0 million plus 75% of net income from the time of borrowing, a leverage ratio of 2.0 to 1.0, a 1.0 to 1.0 fully-loaded fixed charge coverage ratio from December 31, 2001 until September 30, 2002 and 1.1 to 1.0 fully-loaded fixed charge coverage ratio from December 31, 2002 and thereafter, and minimum EBITDA of $14.25 million for the twelve months ended September 30, 2002. If Brass Eagle's fully-loaded fixed charge coverage ratio falls below 1.0 to 1.0, Brass Eagle will pay a 25 basis point premium above the stated pricing spreads until such time that it reports a fully-loaded fixed charge coverage ratio in excess of 1.0 to 1.0. The agreement also limited 2001 capital expenditures to $4.5 million, excluding the purchase of the Nittan assets, and limits capital expenditures to $4.5 million in 2002. Brass Eagle was in compliance with these covenants at September 30, 2002.

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

As of September 30, 2002, Brass Eagle has goodwill and other intangible assets (net of amortization) of $32.3 million. For the nine months ended September 30, 2002, Brass Eagle recorded $56,000 in amortization expense associated with deferred financing costs.

For the nine months ended September 30, 2001, Brass Eagle recognized $1,484,000 in amortization expenses relating to goodwill amortization.

The following adjusts reported net income and earnings per share to exclude goodwill amortization (in thousands except per share data):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2002	2001	2002	2001

Reported net income(loss)	$ 1,538	$ (418)	$ 4,996	$ 2,067

Add back goodwill amortization	0	495	0	1,484

Adjusted net income	$ 1,538	$ 77	$ 4,996	$ 3,551
	=========	=========	=========	=========
Adjusted net income per share:
Basic	$ 0.21	$ 0.01	$ 0.70	$ 0.50
Diluted	$ 0.21	$ 0.01	$ 0.67	$ 0.47

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

The cash surrender value of life insurance at September 30, 2002 was $299,000. Brass Eagle's contribution for the nine months ended September 30, 2002 was $66,000. The liability for deferred compensation at September 30, 2002 was $330,000.

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

ITEM 2. -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements for the three months and nine months ended September 30, 2002 and the 2001 10K.

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

RESULTS OF OPERATIONS

The following table sets forth operations data as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	61.5%	66.3%	61.6%	62.3%
Gross profit	38.5%	33.7%	38.4%	37.7%
Operating expenses	26.5%	35.4%	25.5%	29.4%
Operating income (loss)	12.0%	(1.7%)	12.9%	8.3%
Net income (loss)	7.0%	(2.7%)	7.3%	3.6%

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

Net Sales.  Net sales increased by 40.4% to $21.9 million for the three months ended September 30, 2002, compared to $15.6 million for the three months ended September 30, 2001. The increase in net sales was primarily due to increased sales of new markers and paintballs to the major retailers, reflecting continued growth of the paintball sport. For the three months ended September 30, 2001, net sales decreased 32.5% from the same period in 2000 primarily as a result of retailers more tightly controlling inventories; a trend exacerbated by the events of September 11, 2001.

Domestic sales of Brass Eagle products increased by 40.8% to $20.0 million (or 91.3% of sales) for the three months ended September 30, 2002 from $14.2 million (or 91.0% of sales) for the three months ended September 30, 2001. International sales increased by 35.7% to $1.9 million (8.7% of sales) for the three months ended September 30, 2002 from $1.4 million (or 9.0% of sales) for the three months ended September 30, 2001.

Gross Profit.  Gross profit as a percentage of net sales increased to 38.5% for the three months ended September 30, 2002, compared to 33.7% for the three months ended September 30, 2001. The increase was due primarily to a reduction in consumer returns. Improved manufacturing efficiencies also made a contribution to the margin improvement.

Operating Expenses.  Operating expenses increased $0.3 million to $5.8 million in the three months ended September 30, 2002, compared to $5.5 million in the three months ended September 30, 2001, primarily due to increased variable selling expenses of commissions, shipping costs and co-op advertising as a result of higher sales. Operating expenses also increased due to increased incentive compensation and professional services offset by a decrease in amortization expense. As a percentage of sales, total operating expenses for the third quarter fell from 35.4% to 26.5%.

Brass Eagle adopted SFAS 142 in which it ceased recording amortization expenses associated with goodwill of $0.5 million for the three months ended September 30, 2001, representing 3.2% of net sales for the quarter.

Operating Income.  Operating income increased to $2.6 million in the three months ended September 30, 2002, compared to a $271,000 loss in the three months ended September 30, 2001. This increase was due to increased unit sales and higher gross profit margins.

Interest.  Brass Eagle recorded net interest expense of $371,000 for the three months ended September 30, 2002, compared to $461,000 for the three months ended September 30, 2001. The decrease in net interest expense was due to the reduction in the average amount borrowed as well as lower interest rates in the current quarter versus the same quarter last year.

Income Tax Rate.  Brass Eagle's effective federal and state income tax rate was 32.0% for the three months ended September 30, 2002 and 38.6% for the three months ended September 30, 2001. The decrease in the income tax rate was due to the reversal of certain state tax liability accruals no longer deemed necessary.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

Net Sales. Net sales increased by 19.1% to $68.7 million for the first nine months of 2002 compared to $57.7 million for the first nine months of 2001. The increase in net sales was primarily due to increased sales to major retailers and sporting good chains of new markers and increased sales of paintballs.

Domestic sales increased by 19.4% to $63.5 million (or 92.4% of sales) for the nine months ended September 30, 2002 from $53.2 million (or 92.2% of sales) for the nine months ended September 30, 2001. International sales increased by 15.6% to $5.2 million (or 7.6% of sales) for the nine months ended September 30, 2002 from $4.5 million (or 7.8% of sales) for the nine months ended September 30, 2001. The increase in international sales was primarily due to increased sales to distributors in Europe.

Gross Profit. Gross profit as a percentage of net sales increased to 38.4% for the first nine months of 2002 compared to 37.7% for the first nine months of 2001. The increase was due primarily to decreased consumer returns.

Operating Expenses. Operating expenses increased by $0.5 million to $17.5 million the first nine months of 2002 compared to $17.0 million for the first nine months of 2001, primarily due to increased variable selling expenses of shipping, co-op advertising and commissions associated with increased sales. Operating expenses also increased due to increased incentive compensation, professional services and product development costs partially offset by a decrease in goodwill amortization. As a percentage of sales, operating expenses for the first nine months of 2002 decreased from 29.5% to 25.5%. The $1.5 million of goodwill amortization charged in the first nine months of 2001 represented 2.6% of net sales.

Operating Income. Operating income increased by 83.3% to $8.8 million for the nine months ended September 30, 2002 compared to $4.8 million in the same period of 2001. The increase was primarily due to increased unit sales volume.

Interest. Brass Eagle recorded net interest expense of $1.1 million in the first nine months of 2002 compared to $1.5 in the first nine months of 2001. The decrease in net interest expense was due to a reduction in the average amount borrowed this year versus the same period last year, as well as lower interest rates.

Income Tax Rate. Brass Eagle's effective federal and state income tax rate was 36.0% in the first nine months ended September 30, 2002 and 40.2% for the first nine months ended September 30, 2001. The decrease in the income tax rate was due to the reversal of certain state tax liability accruals no longer deemed necessary.

Liquidity and Capital Resources

As of September 30, 2002, Brass Eagle had working capital of $23.4 million. Brass Eagle is planning capital expenditures of approximately $1.1 million for the remainder of 2002 for the expansion and improvement of manufacturing capacity and expansion of product lines. The investments will be funded from available cash and borrowings from the credit facility.

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

Net cash provided by operating activities for the nine months ended September 30, 2002 was $10.8 million, consisting primarily of net income of $5.0 million, depreciation and amortization expense of $2.1 million, plus a net decrease in accounts receivable of $9.4 million, an increase in accounts payable and accrued expenses of $1.9 million, a decrease in deferred taxes of $395,000, a decrease in prepaid expenses of $389,000 and an increase in inventory of $8.4 million.

Net cash used in investing activities was $1.4 million for the nine months ended September 30, 2002. This was due primarily to purchases of property and equipment of $1.4 million.

Net cash used in financing activities was $9.0 million in the nine months ended September 30, 2002, due to the reduction of long-term debt of $4.8 million and net payments on the line of credit of $3.9 million, offset by borrowings of $100,000, purchase of treasury stock of $406,000 and bank loan fees of $22,000.

Brass Eagle has the following contractual obligations as of September 30, 2002 that can impact its liquidity:

(In Thousands)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-Term Debt	$ 16,208	$ 6,407	$ 9,801	$ 0	$ 0
Line of Credit *	$ 100	$ 100	$ 0	$ 0	$ 0
Operating Leases	$ 1,292	$ 640	$ 652	$ 0	$ 0
	________	________	________	________	________
Total Contractual Cash Obligations	$ 17,600	$ 7,147	$ 10,453	$ 0	$ 0
	=======	=======	=======	=======	=======

Amount of Commitment Expiration Per Period
Other Commercial Commitments (In thousands)	Total Amounts Committed	Less Than 1 Year	1-3 Years	4-5 Years	Over 5 Years
Lines of Credit	$ 12,500	$ 0	$ 12,500	$ 0	$ 0
Standby Letters of Credit *	$ 0	$ 0	$ 0	$ 0	$ 0
	________	________	________	________	________
Total Commercial Commitments	$ 12,500	$ 0	$ 12,500	$ 0	$ 0
	=======	=======	=======	=======	=======

* The standby letter of credit borrowings are considered advances against the line of credit

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

The following table provides information on Brass Eagle's fixed maturity investments as of September 30, 2002 that are sensitive to changes in interest rates. The table also presents the debt upon which an interest rate swap agreement was entered. Since the interest rate swap effectively fixes the interest rate on the notional amount of debt, changes in interest rates have no current effect on the interest expense recorded by Brass Eagle on the portion of the debt covered by the interest rate swap.

Liability	Amount	Maturity Date
Variable rate debt	$16.2 million	June 30, 2005
Interest rate swap notional amount (amount included in $16.2 million)	$14.0 million	August 29, 2003

ITEM 4:  CONTROLS AND PROCEDURES

The President and Chief Financial Officer evaluated the Company's disclosure controls and procedures as of November 1, 2002. They have concluded that the effectiveness of the Company's disclosure controls and procedures are appropriate.

The President and Chief Financial Officer of Brass Eagle have communicated to the Auditors and the Audit Committee, effective November 1, 2002, the following:

i)        We believe that there are no significant deficiencies in the design or operation of Brass Eagle's internal controls, which could adversely affect the registrant's ability to record, process, summarize and report financial data, and to our knowledge there are no material weaknesses in internal controls.

ii)       To the best of our knowledge, there has not been any fraud, whether or not material, that involves management or other employees who have a significant role in Brass Eagle's internal controls.

We have recently changed Brass Eagle's disclosure controls and procedures as follows:

i)        The President and Chief Financial Officer now execute the certifications attached hereto. The Executive Officers of Brass Eagle and the General Managers of key subsidiaries now execute sub-certifications supporting the certifications attached hereto.

ii)       Brass Eagle has established a written procedure, which puts in writing our end-of-quarter closing procedures. The procedures themselves were already in place.

There have been no other significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II: OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

The following exhibits are filed with this Report:

Exhibit
Number	Description of Document

10 (i)

Fourth Amendment to Credit Agreement, dated as of September 10, 2002, by and among Brass Eagle Inc., Brass Eagle Mississippi, LLC, JT USA Inc., Bank of America, N.A., as administrative agent, and the lenders thereto

11	Statement of Computation of Earnings Per Share
99(i)	Certification of the Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
99(ii)	Certification of the Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

______________________________________________________________________________

(b)  Reports on Form 8-K:

Brass Eagle filed no Current Reports on Form 8-K during the 3rd quarter of 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Brass Eagle Inc.

Date: November 12, 2002	By: /s/ J. R. Brian Hanna
J. R. Brian Hanna
Vice President-Finance and Chief Financial Officer and Treasurer
(On behalf of the Registrant and as the Registrant's principal Financial and Accounting Officer)

CERTIFICATIONS

I, E. Lynn Scott, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Brass Eagle Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or others employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	By: /s/ E. Lynn Scott
E. Lynn Scott
President, Chief Executive Officer and Director

CERTIFICATIONS

I, J. R. Brian Hanna, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Brass Eagle Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or others employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	By: /s/ J.R. Brian Hanna
J. R. Brian Hanna
Vice President-Finance and Chief Financial Officer and Treasurer

EXHIBIT INDEX

    The following exhibits are filed with this Report:

NUMBER	DESCRIPTION OF DOCUMENT

10 (i)

Fourth Amendment to Credit Agreement, dated as of September 10, 2002, by and among Brass Eagle Inc., Brass Eagle Mississippi, LLC, JT USA Inc., Bank of America, N.A., as administrative agent, and the lenders thereto

11	Statement of Computation of Earnings Per Share
99(i)	Certification of the Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
99(ii)	Certification of the Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

FOURTH AMENDMENT TO CREDIT AGREEMENT

          This FOURTH AMENDMENT TO CREDIT AGREEMENT (this "Amendment") dated as of September 10, 2002, among BRASS EAGLE INC., a Delaware corporation, BRASS EAGLE MISSISSIPPI, LLC (collectively, the "Borrowers"), JT USA INC., a subsidiary of Brass Eagle Inc., and BANK OF AMERICA, N.A., a national banking association, as Administrative Agent ("Agent"), and the Lenders thereto (Agent and Lenders collectively the "Lenders").

WITNESSETH:

                        WHEREAS, the parties entered into a Credit Agreement dated as of June 30, 2000 (the "Original Loan Agreement"), as amended on February 1, 2001 (the "First Amendment"), May 31, 2001 (the "Second Amendment"), December 31, 2001 (the "Third Amendment") and as further amended by this Amendment and as may hereafter be amended from time to time, pursuant to which Lenders have made available to Borrowers (1) a revolving credit facility in the maximum aggregate principal amount of Ten Million Dollars ($10,000,000), (2) an A Term Loan Commitment in the maximum principal amount of Twenty-Eight Million ($28,000,000), and (3) a B Term Loan Commitment in the maximum amount of Two Million Dollars $2,000,000 (the Original Loan Agreement, as amended by the First Amendment, the Second Amendment, the Third Amendment and further amended by this Amendment is referred to herein as the "Loan Agreement");

                        WHEREAS, Borrowers have requested an overall increase in the revolving credit facility to $12,500,000, with a seasonal increase to $17,500,000; and

                         WHEREAS, Borrowers have requested modifications regarding certain eligibility requirements of the accounts and inventory of Borrowers; and

                         WHEREAS, Borrowers have determined that it is in their best interest to execute this Amendment inasmuch as Borrowers will derive substantial direct and indirect benefits from the amendment contemplated hereby;

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

          SECTION 2.  Amendments to Loan Agreement. Subject to the conditions set forth in Section 4 hereof, the Loan Agreement is hereby amended as follows, effective as of the date hereof:

               At Section 1.1 of the Loan Agreement, Defined Terms:

               A. Amend the definition of "Eligible Receivables" by (1) replacing subclause (i) with the following:

               "(i) Receivables which remain unpaid as of the later of (a) 120 days after the original date of the applicable invoice, or (b) 60 days after such receivables are due;" and (2) adding the following immediately after the end of the last sentence of said paragraph:

               Notwithstanding the foregoing, Eligible Receivables shall include receivables with respect to which the Account Debtor is a resident of or headquartered in Canada (other than the province of Quebec) provided that such receivables are not otherwise ineligible under the provisions of (i) - (iii), or (vi) - (xii), above. Further notwithstanding the foregoing, the provisions of subsection (i)(a) above, shall not apply to receivables arising from Academy Corp. located in Katy, Texas, as account debtor.

               B. Amend the definition of "Eligible Inventory" by adding the following immediately after the end of the last sentence of said paragraph:

               Notwithstanding the foregoing, Eligible Inventory shall include returned Inventory that has been refurbished by Borrower to a saleable condition having a maximum aggregate value, measured at Brass Eagle's fully allocated carrying cost calculated in accordance with its historical accounting practices, of $1,000,000.

               C. Amend the definition of "Revolving Commitment" by replacing the entire definition therein with the following:

               "Revolving Commitment" means, with respect to each Lender having a Revolving Commitment, the commitment of such Lender to make Revolving Loans and to acquire participations in Letters of Credit and Swingline Loans hereunder, expressed as an amount representing the maximum aggregate amount of such Lenders Revolving Credit Exposure hereunder, as such commitment may be reduced from time to time pursuant to Section 2.5 or pursuant to assignments by or to such Lender pursuant to Section 10.4. The initial amount of each applicable Lender's Revolving Commitment is set forth on Schedule 2.1, or in the Assignment and Acceptance pursuant to which such Lender shall have assumed its Revolving Commitment, as applicable. The aggregate principal amount of the Revolving Commitments at any time shall be the lesser of (1) (a) the Borrowing Base, or (b) $12,500,000; or (2) on all dates commencing October 15 of each calendar year through and including January 15 of the following calendar year, (a) the Borrowing Base, or (b) $17,500,000. It is expressly understood and agreed that the Lenders may and at present intend to use the lesser of the amounts referred to in each of the foregoing subclauses clauses (1)(a) or (b) or (2)(a) or (b), as applicable as a maximum ceiling on Revolving Credit Exposure; provided, however, that it is agreed that should the aggregate Revolving Credit Exposure exceed the ceiling so determined or any other limitation set forth in this Agreement, such Revolving Loans shall nevertheless constitute Obligations and, as such, shall be entitled to all benefits thereof and security therefore.

               SECTION 3. Amendment Fee. The Borrowers, on behalf of the Loan Parties, agree to pay Administrative Agent, on behalf of the Lenders, a fee related to this Amendment of $22,500.00 (the "Amendment Fee"). The Amendment Fee shall be due upon the effectiveness of this Amendment.

               SECTION 4. Effectiveness. The effectiveness of this Amendment is subject to the satisfaction and occurrence of the following conditions precedent:

               4.1     The Agent shall have received executed counterparts of the following documents:

               (a)     this Amendment; and

               (b)     such other documents and certificates as Agent shall require

               4.2     The Agent shall have received a copy of resolutions of the Board of Directors of Borrowers authorizing the execution of this Fourth Amendment and the related documents.

               4.3     Borrowers shall pay all of Agent's reasonable costs and expenses related to the negotiation, documentation and/or implementation of the transactions contemplated hereby, including, but not limited to attorneys' fees and any other costs and expenses contemplated by the Loan Agreement.

               SECTION 5. Representations and Warranties. The Borrowers represent and warrant to Agent and Lender that:

               5.1     The representations and warranties of the Borrowers contained in the Loan Agreement are true and correct in all material respects on and as of the date hereof as if such representations and warranties had been made on and as of the date hereof (except to the extent that any such representations and warranties specifically relate to an earlier date).

               5.2     The Borrowers are in compliance with all the terms and provisions set forth in the Loan Agreement and that after execution of this Amendment and compliance with the conditions as herein set forth, no Default or Event of Default will have occurred and is be continuing or would result from the execution, delivery and performance of this Amendment.

               5.3     The Borrowers have no defense, counterclaim or offset with respect to the Loan Agreement or any of the other Loan Documents.

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

               SECTION 12. Missouri Revised Statute Subsection 432.045. ORAL AGREEMENTS OR COMMITMENTS TO LOAN MONEY, EXTEND CREDIT OR TO FORBEAR FROM ENFORCING REPAYMENT OF A DEBT INCLUDING PROMISES TO EXTEND OR RENEW SUCH DEBT ARE NOT ENFORCEABLE. TO PROTECT YOU (BORROWER) AND US (LENDERS) FROM MISUNDERSTANDING OR DISAPPOINTMENT, ANY AGREEMENTS WE REACH COVERING SUCH MATTERS ARE CONTAINED IN THIS WRITING, WHICH, TOGETHER WITH THE LOAN DOCUMENTS, IS THE COMPLETE AND EXCLUSIVE STATEMENT OF THE AGREEMENT BETWEEN US, EXCEPT AS WE MAY LATER AGREE IN WRITING TO MODIFY IT.

IN WITNESS WHEREOF, the parties hereto have caused this Fourth Amendment to Credit Agreement to be executed by their respective authorized officers as of the day and year first above written.

BRASS EAGLE INC.
By: /s/ J. R. Brian Hanna Name: J. R. Brian Hanna Title: Vice President - Finance and Chief Financial Officer and Treasurer

Address: 1201 S. E. 30th Street Bentonville, Arkansas 72712

JT USA INC.
By: /s/ John D. Flynn Name: John D. Flynn Title: Vice President - General Counsel

Address: 515 Main Street Chula Vista, California 91911

BRASS EAGLE MISSISSIPPI, LLC.
By: /s/ John D. Flynn Name: John D. Flynn Title: Vice President - General Counsel

Address: 1201 S. E. 30th Street Bentonville, Arkansas 72712

ADMINISTRATIVE AGENT	LENDERS:

BANK OF AMERICA, N.A. as Administrative	BANK OF AMERICA, N.A. as a Lender and as a Swingline Lender

By: /s/ David A. Johanson Name: David A. Johnason Title: Vice President	By: /s/ Keith M. Schmelder Name: Keith M. Schmelder Title: Senior Vice President

SUNTRUST BANK as a lender

By: /s/ Leonard M. McKinnon Name: Leonard M. McKinnon Title: Director

Exhibit 11

STATEMENT OF COMPUTATION OF EARNINGS PER SHARE
(In thousands except share and per share data)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2002	2001	2002	2001
Basic Net Income Per Share
Net income (loss) available to common stockholders.	$ 1,538	$ (418)	$ 4,996	$ 2,067
	=========	=========	========	========
Weighted average common shares
Outstanding	7,182,342	7,145,123	7,160,659	7,144,014
	=========	=========	========	========
Basic net income (loss) per share	$ 0.21	$ (0.06)	$ 0.70	$ 0.29
	=========	=========	========	========

Diluted Net Income Per Share
Net income (loss) available to
Common stockholders	$ 1,538	$ (418)	$ 4,996	$ 2,067
	=========	=========	========	========
Pro forma basic weighted average
Common shares outstanding	7,182,342	7,145,123	7,160,659	7,144,014
Add dilutive effect of stock
Options	296,360	0	311,542	417,247
Weighted average dilutive
Common shares outstanding	7,478,702	7,145,123	7,472,201	7,561,261
	=========	=========	=========	========
Diluted net income (loss) per share	$ 0.21	$ (0.06)	$ 0.67	$ 0.27
	=========	=========	=========	========

Exhibit 99(i)

CERTIFICATION

Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

     I certify that, to the best of my knowledge, the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 (the "10-Q") of Brass Eagle Inc. (the "Company") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and that the information contained in the 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods covered by the 10-Q.

Brass Eagle Inc.

Date: November 12, 2002	By: /s/ E. Lynn Scott
E. Lynn Scott
President, Chief Executive Officer and Director

Exhibit 99(ii)

CERTIFICATION

Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

     I certify that, to the best of my knowledge, the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 (the "10-Q") of Brass Eagle Inc. (the "Company") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and that the information contained in the 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods covered by the 10-Q.

Brass Eagle Inc.

Date: November 12, 2002	By: /s/ J. R. Brian Hanna
J. R. Brian Hanna
Vice President-Finance and Chief Financial Officer and Treasurer