Form 10-K
period 2002-12-31
BRASS EAGLE INC
filed 2003-02-28
CIK 1046112

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002

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
$.01 par value per share
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2. Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant was $25,786,984 at February 14, 2003. 7,309,834 shares of the registrant's common stock were outstanding as of February 14, 2003.

Documents Incorporated By Reference

Portions of the Proxy Statement for the May 13, 2003, Annual Meeting of Shareholders of the Company (the "2003 Proxy Statement") are incorporated by reference into Part III of this report.

Special Note Regarding Forward-Looking Statements

Certain statements in this filing and in other filings by Brass Eagle with the Securities and Exchange Commission and in press releases, presentations by Brass Eagle or its management and oral statements may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may include statements regarding Brass Eagle's financial position, results of operations, market position, product development, regulatory matters, growth opportunities and growth rates, acquisition and divestiture opportunities, and other similar forecasts and statements of expectation. Words such as expects, anticipates, intends, plans, projects, believes, seeks, estimates, should, will and variations of these words and similar expressions, are intended to identify these forward-looking statements. The statements are not statements of historical fact. Rather, they are based on Brass Eagle's estimates, assumptions, projections and current expectations, and are not guarantees of future performance. Brass Eagle disclaims any obligation to update or revise any forward-looking statement based upon the occurrence of future events, the receipt of new information, or otherwise. The forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of Brass Eagle to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause Brass Eagle's actual results to differ materially from the results, projections and expectations expressed in the forward-looking statements include the following possibilities:

(1)    The intensification of price competition, the entry of new competitors or the introduction of new products by new or existing competitors,
(2)    Failure to maintain relationships with mass merchandisers,
(3)    Inability to carry out marketing and sales plans or to integrate acquired businesses,
(4)    A decline in the rate of growth of participation in the sport of paintball,
(5)    General economic and business conditions which are less favorable than expected or which improve at a slower rate than expected,
(6)    Failure to maintain credit facilities on satisfactory terms to comply with credit facility covenants and required ratios,
(7)    The increased risk during economic downturns that Brass Eagle's customers may declare bankruptcy or experience payment difficulties,
(8)    Decreases in customer spending levels due to general economic conditions or other factors affecting their volume of business, and
(9)    Increased cost of goods purchased or increased production or freight and tariff costs.

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

Approximately 85% of Brass Eagle's sales are to national and regional mass merchandisers, such as Wal-Mart and K-Mart, and major sporting goods retailers, such as The Sports Authority and Dick's Clothing and Sporting Goods. Wal-Mart accounted for over 10% of Brass Eagle's sales in 2002. Brass Eagle's products are also sold through sporting goods distributors, specialty distributors of paintball products, and paintball specialty shops. Sales of Brass Eagle's products reflect, in part, a seasonality of market demand. In fiscal 2002, approximately 55% of Brass Eagle's net sales occurred during the six months ended December 31, 2002. Quarterly results may vary from year to year due to the timing of new product introductions, major customer shipments, inventory holdings of significant customers, adverse weather conditions and sales mix of products sold. Accordingly, comparisons of quarterly information of Brass Eagle's results of operations may not be indicative of Brass Eagle's ongoing performance.

On June 30, 2000 Brass Eagle acquired the assets of JT USA, LP of Chula Vista, California, through its subsidiary JT USA Inc. JT USA Inc. is a leading manufacturer of protective accessories and apparel for the paintball industry. The JT USA Inc. product line, regarded as the benchmark in the industry, includes masks, goggles, active and casual apparel and protective gear primarily distributed through traditional paintball retailers.

JT USA Inc. continues to manufacture its core line of products under the JT label as well as producing masks and accessory products for Brass Eagle. JT USA Inc. retains its headquarters and manufacturing facility in California.

Brass Eagle believes that paintball, as an extreme sport, is positioned to experience continued growth as the sport becomes available to a broader consumer group. Based on industry data, compiled in part by Brass Eagle, and management's knowledge of the industry, Brass Eagle believes that total paintball expenditures, including purchases of paintball markers, paintballs, accessories, and playing field fees, were approximately $500 million for 2002 and projects these expenditures to continue to increase in the future. Historically, paintball was played primarily by avid enthusiasts, generally with relatively expensive, high-end paintball markers and accessories. Enthusiasts typically obtained their equipment from a highly fragmented base of catalogue distributors and specialty retailers. Recently, an increasingly broader group of players, including corporate groups, youth leagues, church organizations and others, have begun participating in paintball. These beginner and recreational players often purchase paintball markers and accessories at mass merchandise stores or sporting goods stores and play paintball several times per year. Brass Eagle believes that its strategy of providing a full range of products at various price and performance points has contributed significantly to the broadening of the industry's consumer base, the increase in the overall number of paintball participants, and the growing popularity of the sport.

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

	December 31,
	2002	2001	2000
	(Dollars In Thousands)
Revenues
United States	$98,534	$86,212	$82,082
Other geographic areas	$6,389	$5,673	$4,678

Products
Brass Eagle offers a full line of paintball products, including paintball markers, paintballs, and accessories at various price points.

Paintball Markers.  Brass Eagle designs and distributes a full line of paintball markers with a variety of performance characteristics. There are three primary classifications of paintball markers: pump action, semi-automatic and ultra high performance paintball markers. Pump action markers, such as Brass Eagle's Blade and Talon models, are direct descendents of the original "splotch marker" used to mark cattle and trees before the advent of the sport of paintball. These paintball markers use 12 gram CO2 jets, are actuated using a pump action, and usually have a small paintball capacity. Continuous air pump action paintball markers, such as the original Saber and Tigershark models, differ from a 12 gram paintball marker in that they use a refillable cylinder as a power source and a hopper to feed multiple paintballs into the chamber. Brass Eagle offers three pump action markers; these are the Talon Ghost, the Blade and the Saber. The Blade and the Saber are two models in Brass Eagle's Next Generation series. Although a pump action marker needs to be cocked before each shot, a semi-automatic paintball marker needs to be cocked only once before expelling the first paintball. Thereafter, it expels automatically after each trigger pull. Most organized paintball tournaments are played exclusively with semi-automatic paintball markers. Brass Eagle currently offers three semi-automatic paintball markers: the Afterburner, the Avenger, and the Marauder. Brass Eagle introduced the Avenger semi-automatic paintball marker in the AEGIS Series in 2001 and the Marauder, a new polymer semi-automatic marker, in the first half of 2002 to meet the demand in this emerging, low-cost, high-performance category. In addition, Brass Eagle has introduced under its tradename Viewloader a series of new metal semi-automatic markers called the Genesis, the Genesis Surge II, Genesis II, Surge II df and the Revelation II in 2002. JT USA also introduced a new series of markers in 2002 called the 6.0 and 5.0 Excellerators to further leverage the JT brand.

Paintballs.  Paintballs are made of a gelatinous material; the paint is non-toxic, biodegradable and washable. Paintballs are manufactured using an encapsulation process requiring special equipment and certain technical knowledge. Brass Eagle sells its paintballs in multiple colors in packages ranging in size from 100 to 2,000 balls. Commencing in the fourth quarter of 1999, Brass Eagle began producing virtually all its paintball requirements. The new Viewloader line of paintballs was successfully introduced in 2001. A new line of high-quality paintballs was also successfully introduced under the JT brand in 2002.

Accessory Products.  Brass Eagle markets a broad product line of paintball accessories complementary to its paintball markers and paintballs. These accessory products include goggle systems, paintball loaders, cleaning squeegees, and refillable CO2 tanks. Goggle systems, a requirement for safe paintball play, are a primary component of Brass Eagle's accessory product line. The goggle systems are designed to provide full face, eye and ear protection.

As a direct result of the JT USA acquisition Brass Eagle produces or sources all of its paintball facemasks. As of May 2, 2000, Brass Eagle no longer serves as Leader's exclusive worldwide distributor of facemasks. All Brass Eagle's goggle systems are manufactured and marketed under the JT brand with the exception of the Sentry mask, which is marketed as a Brass Eagle trademark product.

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

Growth Strategies
Brass Eagle has developed the following growth strategies to capitalize on its strong brand name, successful products, and operating capabilities:

  Expand Penetration of New and Existing Markets. Brass Eagle's sales and marketing programs are aimed at increasing its presence in its existing markets and expanding into new markets. Brass Eagle believes opportunities continue to exist for increased market penetration into select mass merchandisers and sporting goods specialty stores. In addition, Brass Eagle expects to increase sales to wholesale distributors, which supply their products to other specialty retailers and international markets. Brass Eagle believes that an expansion of product presence in existing outlets will extend its market leadership. Brass Eagle has a direct sales marketing group to reach consumers with unique, branded accessories and apparel. Brass Eagle's sales group continues to aggressively pursue new markets such as family entertainment centers using product concepts such as Pursuit Park playing fields.
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
  Increase Participation in the Sport of Paintball. Based on market data, compiled in part by Brass Eagle, and management's knowledge of the industry, Brass Eagle believes that its increased marketing efforts and heightened media exposure are helping to promote and grow the sport of paintball. Through high visibility promotional campaigns, such as Brass Eagle's "Road to World Cup" International Tournament Series and national network cable television features on ESPN, ESPN 2, The Outdoor Life Network and other televised programs, paintball has been introduced to a broader group of potential participants. Brass Eagle is involved in numerous paintball tournament events and promotions and supports the National Professional Paintball League. In addition, Brass Eagle has been featured and has advertised in paintball-related publications. Brass Eagle currently is marketing a modular field concept under the Pursuit Park name through an exclusive distributor in the amusement park industry specializing in family entertainment centers. High-speed modular games such as those available in a Pursuit Park provide the beginner, recreational and competition level participant with convenient access to playing fields and the opportunity to participate in an exciting new paintball activity.
  Increase International Sales of Paintball Products. Brass Eagle believes that international markets for paintball products and accessories present opportunities for growth and is focusing on expanding retail distribution, especially in the Canadian, European, Mexican and South American markets.
  Increase Product Sales Through Step-By-Step Price Levels. Brass Eagle offers paintball markers to consumers at price points from $20 for beginner products to $400 for recreational and tournament level products. In 2002, Brass Eagle continued to introduce new markers, player kits and a host of new accessories, which are targeted to satisfy the demands of multi-level paintball participants.

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

  In 2000, Brass Eagle completed the first phase development of Challenge Park Xtreme, an extreme sports and entertainment complex that includes numerous paintball fields, a BMX track, an in-line skating rink, skateboarding ramps and mountain biking trails. Located on approximately 154 acres on the Des Plaines River in Joliet, Illinois, Challenge Park Xtreme opened to the public in October 2000. Brass Eagle, through its subsidiary Brass Eagle Challenge Park, Inc., owns the majority of the limited liability company which operates the park.

  In 2000, Brass Eagle completed the acquisition of the assets of JT USA, L.P. of Chula Vista, California. JT USA is a leading manufacturer of protective accessories and apparel for the paintball industry. The JT USA product line, regarded as the benchmark in the industry, includes masks, goggles, active and casual apparel and protective gear primarily distributed through traditional paintball retailers.

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

As of February 25, 2003 and 2002, Brass Eagle had $1.4 million and $2.4 million, respectively, in current and future open orders.

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

Brass Eagle is currently not a party to any significant patent litigation, except a recently filed lawsuit by R.P Scherer Technologies Inc. against Brass Eagle, as described in Item 3 below.

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

The American Society for Testing and Materials (ASTM), a non-governmental self-regulating association, has been active in developing voluntary standards regarding paintball fields, paintball face protection, and paintball markers. Brass Eagle representatives are active on the relevant ASTM subcommittees and in developing the relevant safety standards. Brass Eagle routinely follows the highest safety standards, and consequently Brass Eagle does not believe that any current or pending ASTM standards will have a material adverse effect on Brass Eagle's cost of doing business.

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

Employees
As of December 31, 2002, Brass Eagle employed approximately 267 full-time employees. In addition, Brass Eagle utilizes additional temporary personnel in its assembly operations to meet production demand when necessary. Brass Eagle is not a party to any labor agreements, and none of its employees are represented by a labor union. Brass Eagle considers its relationship with its employees to be excellent.

ITEM 2:  PROPERTIES

The following table sets forth certain information as of December 31, 2002 relating to Brass Eagles' principal properties:

	PURPOSE /	APPROXIMATE	OWNED OR
LOCATION	PRODUCTS	SIZE (SQ. FT.)	LEASED
Bentonville, Arkansas	Sales & Administrative Office	14,040	Owned
Chula Vista, California	Distribution of Masks; Sales & Administrative Office	27,820	Leased
Joliet, Illinois	Extreme Sports Park Attractions and Facilities	5,500	Owned (1)
Neosho, Missouri	Distribution Center	162,975	Leased
Neosho, Missouri	Manufacturing Facility - Paintballs	31,000	Leased
Neosho, Missouri	Product Storage	63,000	Leased
Batesville, Mississippi	Manufacturing Facility - C02 Jets	12,500	Leased

(1) Owned by Challenge Park Xtreme, LLC, a majority of the membership interests of which are owned by Brass Eagle's subsidiary, Brass Eagle Challenge Park Inc.

Brass Eagle has lease renewal options on the distribution facility, the paintball manufacturing facility, and the product storage facility in Neosho, Missouri, and a renewal option on the manufacturing facility in Batesville, Mississippi. Brass Eagle has an option to buy the distribution center and offices in Chula Vista, California as well as an option to renew the lease.

Brass Eagle believes that its facilities are generally suitable for their present and intended purposes and adequate for their current and expected levels of operations.

ITEM 3:  LEGAL PROCEEDINGS

Due generally to the occasional misuse of paintball products, Brass Eagle is a defendant in product liability lawsuits from time to time. At this time, there are 14 product liability lawsuits pending against Brass Eagle. To date, all claims and lawsuits against Brass Eagle either have been, or are expected to be, resolved without any material adverse effect on Brass Eagle or its prospects.

R. P. Scherer Technologies Inc. has filed a lawsuit against Brass Eagle in the United States District Court, Western District of Arkansas alleging patent infringement and trade dress infringement, relating to Brass Eagle's manufacture of paintballs. Brass Eagle was served on January 3, 2003. The lawsuit relates to the method of manufacturing the paintballs and their outward appearance. The lawsuit seeks an injunction, and a royalty for past sales using the process. Brass Eagle believes this case will be resolved without a material adverse effect on Brass Eagle's business or financial condition.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of stockholders during the fourth quarter of 2002.

EXECUTIVE OFFICERS OF THE COMPANY

E. Lynn Scott	48

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

J. R. Brian Hanna	50

Mr. Hanna has been Vice President - Finance, Chief Financial Officer and Treasurer of Brass Eagle since December 1997. Prior to that, he was employed at GSW for 14 years where he served as Vice President, Finance from 1991 to November 1997; Director of Marketing from 1988 to 1991; Treasurer from 1986 to 1988; and Manager of Internal Audit from 1983 to 1986. Prior to that Mr. Hanna was an auditor with Touche Ross & Company

Mark A. Skrocki	43

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

Charles Prudhomme	51

Mr. Prudhomme has been Vice President of Marketing of Brass Eagle since its inception in September 1997. Prior to that, he served as Vice President of Business Development and Director of Marketing of Daisy from April 1996 and as a consultant at Daisy from August 1994 until March 1996. Before joining Daisy, Mr. Prudhomme served as a principal in the Coronado Group, a management consulting firm from March 1993 to March 1996; and Vice President of Joey Reiman Advertising Agency, an advertising firm, from December 1991 to February 1993. Prior to this, Mr. Prudhomme had consumer marketing positions at Cadbury-Schweppes, RJR Nabisco and Coca-Cola USA.

Steven R. DeMent	45

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

Steven R. Cherry	46

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

John D. Flynn	53

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

PART II

ITEM 5:  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Brass Eagle's Common Stock trades on The Nasdaq National Market under the symbol "XTRM". The following table sets forth the high and low recorded sale prices of the Common Stock during the periods indicated as reported by Nasdaq:

	2002		2001
	High	Low	High	Low
First Qtr.	5.500	4.010	8.750	6.031
Second Qtr.	6.380	4.400	10.300	6.810
Third Qtr.	7.770	4.751	11.380	4.310
Fourth Qtr.	9.750	5.600	5.502	3.350

Shareholders

On February 14, 2003, there were 7,309,834 shares of Brass Eagle's Common Stock outstanding, which was held by approximately 1,100 record and street name holders.

Cash Dividends

Brass Eagle has not paid any dividends during the years ended December 31, 2002 and 2001, nor does it expect to pay a cash dividend in the foreseeable future. Brass Eagle's credit agreement with Bank of America prohibits the payment of cash dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes Brass Eagle's compensation plans under which Brass Eagle stock are authorized for issuance:

	Number of Shares	Weighted Average	Number of Shares
	To Be Issued Upon	Exercise Price of	Remaining Available
	Exercise of	Outstanding	For Future Issuance
Plan Category	Outstanding Options	Options	Under Plan
Equity Compensation Plan
Approved by Shareholders:
1997 Brass Eagle Stock
Option Plan	605,600	$7.62	0

Equity Compensation Plan /
Issuance Not Approved By
Shareholders *:
Daisy Manufacturing
Company Inc. -
Individual Stock Option
Issuances	234,476	$0.56	0

*  These individual stock option issuances were approved by the Daisy Manufacturing Company Inc. Board of Directors and Compensation Committee prior to the reorganization and initial public offering. At that time, the Daisy Board of Directors owned more than 90% of the outstanding common stock of the Company. Effective with the reorganization these options granted became options to purchase Brass Eagle stock.

ITEM 6:  SELECTED FINANCIAL DATA

The following table presents selected historical financial data of Brass Eagle. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical financial statements and notes thereto included in this report. The inter-period comparability of the data presented is materially affected by the acquisitions that Brass Eagle has completed since 1998.

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands except per share data)
Statement of Operations Data:
Net Sales	$104,923	$ 91,885	$ 86,760	$ 68,230	$ 75,149
Operating Income	16,143	8,412	14,979	12,680	13,090
Net Income	9,671	3,926	8,668	8,185	8,195
Diluted Earnings Per Share	1.30	0.52	1.15	1.07	1.07

Balance Sheet Data (at period end):
Total Assets	$ 98,919	$ 92,295	$ 95,816	$ 48,445	$ 41,430
Long Term Debt, Less Current Maturities	8,400	14,607	19,615	0	0

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the "Selected Financial Data" and the historical financial statements and the notes thereto, which are included elsewhere in this report.

General
Based on market data, compiled in part by Brass Eagle, and management's knowledge of the industry, Brass Eagle believes that it is a worldwide leader in the design, manufacture, marketing and distribution of paintball products. Brass Eagle's sales have grown from $75.1 million in 1998, to $104.9 million in 2002. Brass Eagle believes that its growth has been due to demand from consumers through mass merchandisers and major sporting goods retailers for Brass Eagle's products. Brass Eagle believes that opportunities for growth continue to exist worldwide and will seek to increase market awareness both nationally and internationally. Although growth opportunities remain, there can be no assurance that growth will occur.

Brass Eagle's gross profit has increased from $25.9 million in 1998 to $41.0 million in 2002. Brass Eagle's gross profit percentages have increased because of increased volume, reduced raw material cost due to volume discounts, the commencement of paintball manufacturing and the higher margin product mix due to the purchase of the assets of
JT USA, L. P.

Results of Operations
The following table sets forth operations data as a percentage of net sales for the periods indicated.

	2002	2001	2000
Net Sales	100.0%	100.0%	100.0%
Cost of Sales	60.9%	64.0%	61.4%
Gross Profit	39.1%	36.0%	38.6%
Operating Expenses	23.7%	26.8%	21.3%
Operating Income	15.4%	9.2%	17.3%
Net Income	9.2%	4.3%	10.0%

Year Ended December 31, 2002 Compared To Year Ended December 31, 2001.

Net Sales. Net sales increased by 14.1% to $104.9 million in 2002 from $91.9 million in 2001. The increase in net sales was primarily due to increased sales of new markers and increased sales of paintballs to major retailers and sporting good chains, reflecting continued growth of the paintball sport.

Domestic sales increased by 14.3% to $98.5 million (or 93.9% of sales) in 2002 from $86.2 million (or 93.8% of sales) in 2001. International sales increased by 12.3% to $6.4 million (or 6.1% of sales) in 2001 from $5.7 million (or 6.2% of sales) in 2001. The increase in international sales was primarily due to increased sales to distributors in Europe.

Gross Profit. Gross profit as a percentage of net sales increased to 39.1% in 2002 compared to 36.0% in 2001. The increase was primarily due to decreased consumer returns and warranty claims due to improved product quality and increased margins due to a shift in product mix to increased volumes of higher margin products.

Operating Expenses. Operating expenses increased by 1.2% to $24.9 million in 2002 compared to $24.6 million in 2001, primarily due to increased shipping expenses, product insurance, co-op advertising and commissions associated with increased sales. Operating expenses also increased due to increased incentive compensation, professional services and product development costs partially offset by a decrease in goodwill amortization due to the adoption of new accounting standards and a decrease in bad debt expense. In 2001, Brass Eagle increased the allowance for bad debt expenses associated with K-Mart's Chapter 11 petition. As a percentage of net sales, operating expenses for 2002 decreased from 26.8% to 23.7%. The $2.0 million of goodwill amortization charged in fiscal year 2001 represented 2.2% of net sales.

Operating Income.  Operating income increased by 91.7% to $16.1 million in 2002 from $8.4 million in 2001. The increase was primarily due to increased unit sales volume, higher margins and a reduction in operating expenses as a percentage of sales.

Interest. Brass Eagle recorded net interest expenses of $1.5 million for 2002 compared to $1.9 million in 2001. The decrease in net interest expense was due to a reduction in the amount borrowed, as well as lower interest rates.

Income Tax Rate. Brass Eagle's effective federal and state income tax rate was 34.2% for 2002 and 39.5% for 2001. The decrease in the income tax rate is due to the reversal of certain state tax liability accruals no longer deemed necessary.

Recent Results. Net sales in the fourth quarter of 2002 increased by 5.8% to $36.2 million, as compared to $34.2 million in the fourth quarter of 2001. This increase in sales was primarily due to increased sales to major retailers and sporting good chains of new markers and increased sales of paintballs.

Gross profit as a percentage of net sales increased to 40.4% in the fourth quarter of 2002 versus 33.0% in the fourth quarter of 2001. This gross profit increase was due primarily to decreased consumer returns and product mix changes.

Operating expenses decreased 3.9% to $7.3 million in the fourth quarter of 2002 from $7.6 million in the fourth quarter of 2001. This decrease was due to decreased bad debt expense and amortization of goodwill offset by an increase in incentive compensation, shipping costs, and professional services. Effective January 1, 2002 Brass Eagle adopted SFAS 142 and ceased to record amortization expense associated with goodwill. For the three months ended December 31, 2001 goodwill amortization expense of $0.5 million was recorded.

Year Ended December 31, 2001 Compared To Year Ended December 31, 2000

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

Liquidity and Capital Resources.
At December 31, 2002 Brass Eagle had working capital of $27.5 million and at December 31, 2001 had working capital of $21.9 million. Brass Eagle had in place a $40.0 million Senior Credit Facility with Bank of America as of December 31, 2000. On September 10, 2002, this Credit Facility was modified to adjust the availability under the revolving line of credit to $12.5 million with a seasonal increase to $17.5 million from October 15 to January 15 and adjust certain restrictive covenants. On December 31, 2001, this Credit Facility was modified to adjust certain restrictive covenants. Brass Eagle is currently in compliance with all restrictive covenants of the Credit Facility.

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

In March of 2001, Brass Eagle acquired selected machinery and equipment from Nittan USA, Inc., a manufacturer of CO2 jets, for $2.3 million. Brass Eagle agreed to lease facilities in Batesville, Mississippi to house the equipment and produce CO2 jets that are sold to Brass Eagle customers.

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

Net cash provided by operating activities for 2002 was $8.7 million, which consisted primarily of net income of $9.7 million, depreciation and amortization expense of $2.8 million, an increase in accounts payable and accrued expenses and prepaid expense of $1.9 million, a net increase in accounts receivable of $1.2 million, an increase in inventory of $6.0 million, a decrease in deferred taxes of $1.1 million and an increase in provision for doubtful accounts of $0.3 million.

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

Net cash used in investing activities in 2002 was $2.1 million. This was due to purchases of property and equipment.

Net cash used in investing activities in 2001 was $4.2 million. This was due to the acquisition of the Nittan assets of $2.3 million and the purchase of property and equipment of $1.9 million. During 2001, Brass Eagle spent approximately $1.1 million for additional manufacturing equipment.

During 2000, Brass Eagle spent $4.7 million to complete the construction of Challenge Park Xtreme.

Net cash used in financing activities was $6.2 million for 2002 and was due to reduction of long-term debt of $6.4 million, borrowings from the line of credit of $0.4 million and purchase of treasury stock of $149,000. Net cash used in financing activities was $4.2 million for 2001 and was due to the proceeds from borrowings from Brass Eagle's Credit Facility of $2.0 million, reduction of long-term debt of $6.2 million, net borrowings from the line of credit of $40,000 and issuance of stock of $16,000.

Brass Eagle has the following contractual obligations as of December 31, 2002 that can impact it's liquidity:

Contractual Obligations (In thousands)	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-Term Debt	$ 14, 607	$ 6,207	$ 8,400	$ 0	$ 0
Line of Credit *	$ 4,300	$ 4,300	$ 0	$ 0	$ 0
Operating Leases	$ 3,512	$ 1,106	$ 1,545	$ 861	$ 0
	________	________	________	________	________
Total Contractual Cash Obligations	$ 22,419	$ 11,613	$ 9,945	$ 861	$ 0
	=======	=======	=======	=======	=======

Amount of Commitment Expiration Per Period
Other Commercial Commitments (In thousands)	Total Amounts Committed	Less Than 1 Year	1-3 Years	4-5 Years	Over 5 Years
Line of Credit *	$ 12,500	$ 0	$ 12,500	$ 0	$ 0
Standby Letters of Credit	$ 0	$ 0	$ 0	$ 0	$ 0
	________	________	________	________	________
Total Commercial Commitments	$ 12,500	$ 0	$ 12,500	$ 0	$ 0
	=======	=======	=======	=======	=======

* Brass Eagle has a seasonal increase in the line of credit to $17.5 million from October 15 to January 15.

Transactions with Related Parties

Brass Eagle purchases certain raw materials and finished goods from Titan Plastics Group, which is related through common ownership. Purchases from this company were approximately $7.6 million, $13.5 million and $5.0 million for the years ended December 31, 2002, 2001 and 2000, respectively. This supplier bids for business on the same basis as third parties and Brass Eagle makes the final selection according to best price and service. Brass Eagle can terminate its relationship with Titan with 180 days notice without cause and 30 days notice with cause.

New Accounting Pronouncements

SFAS No. 141 "Business Combinations," No. 142 "Goodwill and Other Intangible Assets" and No. 144 "Accounting for the Impairment of Disposal of Long-Lived Assets"

On June 29, 2001, the FASB issued SFAS No.141 ("FAS 141"), "Business Combinations" and SFAS No. 142 ("FAS 142"), "Goodwill and Other Intangible Assets"

Under FAS 141, all business combinations should be accounted for using the purchase method of accounting; use of the pooling-of-interests method is prohibited. The provisions of the statement will apply to all business combinations initiated after June 30, 2001.

FAS 142 applies to all acquired intangible assets whether acquired singly, as part of a group, or in a business combination. The statement supersedes Accounting Principles Board ("APB"), Opinion No. 17, "Intangible Assets," and carries forward provisions in APB Opinion No. 17 related to internally developed intangible assets. Adoption of FAS 142 results in the cessation of goodwill amortization. All of the provisions of the statement are applied in fiscal years commencing January 1, 2002, to all goodwill recognized in Brass Eagle's statement of financial position, regardless of when those assets were initially recognized.

As of December 31, 2002, Brass Eagle had goodwill (net of amortization) of $32.3 million. Brass Eagle adopted FAS 142 on January 1, 2002 at which time Brass Eagle ceased recording goodwill amortization. Goodwill amortization expense for the year-ended December 31, 2001 and 2000 was $2.0 million and $1.3 million, respectively.

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

The adoption of this pronouncement did not have a material effect on Brass Eagle's financial statements.

FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation"

On March 31, 2000, the Financial Accounting Standards Board (FASB) issued interpretive guidance on several implementation issues related to APB Opinion No. 25 on accounting for stock issued to employees. For purposes of applying Opinion No. 25, an individual would be considered an employee if the company granting the options has sufficient control over the individual as to establish an employer - employee relationship. The relationship is based on case law and IRS regulations. The FASB granted an exception to this definition for elected outside members of the board of directors.

Under APB Opinion No. 25, fixed option plans for employees - that is, those plans whose terms, including price and number of shares granted, remain the same throughout the duration of the plan - have no compensation expense associated with the options when the exercise price is equal to the fair value of the stock at the grant date. That is an exception to the general requirement that all awards to employees in which the number of shares or the exercise price may change do have an element of compensation expense under Opinion No. 25. When a company directly or indirectly reprices options, it has changed the terms of the plan, which would make it a variable plan under Opinion No. 25. The interpretation is generally effective beginning July 1, 2000. The interpretation applies prospectively on July 1, 1999 to new awards granted after December 15, 1998 for purposes of applying the definition of employee.

SFAS No. 148, "Accounting For Stock Based Compensation - Transition and Disclosure"

This statement, issued by the FASB in December 2002, amends FASB Statement 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of Statement 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results (See Note 1 and Note 15). SFAS 148 is effective for fiscal years ending after December 15, 2002.

Statement 123 required prospective application of the fair value recognition provisions to new awards granted after the beginning of the period of adoption. Statement 148 allows this prospective treatment for changes to fair value recognition in fiscal years beginning before December 16, 2003, and permits two additional transition methods for entities that adopt the preferable method of accounting for stock-based employee compensation: the modified prospective method (recognize stock based employee compensation cost from the beginning of the fiscal year in which FAS 123 is first applied as if the fair value method had been used for all awards, modifications or settlements for fiscal years beginning after December 15, 1994) and the retroactive restatement method (restate all periods presented to reflect retroactive adoption of the provisions of FAS 123 for all awards granted, modified or settled for fiscal years beginning after December 15, 1994). The prospective method prescribed in FAS 123 will not be allowed for fiscal years beginning after December 16, 2003.

Brass Eagle has opted to continue accounting for its stock options under the intrinsic value method prescribed in APB Opinion No. 25 for the year ended December 31, 2002, with a tabular disclosure of proforma information as if the fair value method had been adopted, displayed in Note 1.

Emerging Issues Task Force (EITF) No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor Products)".

In 2001, the Emerging Issues Task Force adopted issue No. 01-9. The purpose of this statement is to provide guidance regarding the income statement classification; recognition and measurement of certain sales incentives or consideration given by a vendor to a customer either on a limited or continuous basis to a customer taking the form of discounts, coupons, rebates, cooperative advertising, and free product.

Depending on the nature of the sales incentive or other consideration, these costs should be reflected as an adjustment of the selling price or as a cost incurred and classified as a cost of expense when recognized. Cash consideration (including a sales incentive) given by a vendor to a customer is presumed to be a reduction of the selling price of the product unless the vendor receives an identifiable benefit in exchange for goods and the vendor can reasonably estimate the fair value of the benefit received. If these two conditions are met, it is acceptable to recognize these costs as an expense. This issue applies to Brass Eagle in the current fiscal year. The effect of the adoption of this issue did not have a material impact on the Brass Eagle financial statements.

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

The following table provides information on Brass Eagle's fixed maturity investments as of December 31, 2002 that are sensitive to changes in interest rates. The table also presents the debt upon which an interest rate swap agreement was entered. Since the interest rate swap effectively fixes the interest rate on the notional amount of debt, changes in interest rates have no current effect on the interest expense recorded by Brass Eagle on the portion of the debt covered by the interest rate swap.

Liability	Amount	Maturity Date
Variable rate debt	$ 14.6 million	June 30, 2005
Interest rate swap notional amount (Amount included in $14.6 million)	$ 14.0 million	August 29, 2003

ITEM 8:  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT AUDITORS

Board of Directors
Brass Eagle Inc.
Bentonville, Arkansas

We have audited the accompanying consolidated balance sheets of Brass Eagle Inc. (Brass Eagle) as of December 31, 2002 and 2001, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Brass Eagle Inc. as of December 31, 2002 and 2001 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As disclosed in Note 5, during 2002 Brass Eagle adopted new accounting guidance for goodwill.

                                                              Crowe, Chizek and Company LLP

Oak Brook, Illinois
January 31, 2003

CONSOLIDATED BALANCE SHEETS
(In thousands except share data)
December 31, 2002 and 2001

	2002	2001
ASSETS
Current assets
Cash and cash equivalents	$ 365	$ 9
Accounts receivable - less allowance for doubtful accounts of
$2,175 in 2002 and $2,000 in 2001	27,215	26,371
Inventories	19,095	13,120
Prepaid expenses and other current assets	834	1,191
Deferred income taxes	2,598	2,544
Total current assets	50,107	43,235

Property, plant and equipment, net	15,949	16,506

Other assets:
Other assets	579	270
Goodwill	32,284	32,284
	$ 98,919	$ 92,295
	=========	==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Revolving credit facility	$ 4,300	$ 3,900
Accounts payable	4,755	4,438
Accrued expenses	7,336	6,549
Current maturities of long-term debt	6,207	6,407
Total current liabilities	22,598	21,294

Long-term debt, less current maturities	8,400	14,607
Deferred income taxes	2,638	1,350
Other liabilities	936	889

Stockholders' equity:
Common stock, $.01 par value; 10,000,000 shares authorized, 7,461,511 issued and 7,303,261 outstanding in 2002, 7,266,618 issued and 7,146,918 outstanding in 2001	75	73
Additional paid-in capital	26,405	25,851
Accumulated other comprehensive loss	(321)	(540)
Retained earnings	38,985	29,314
Treasury stock, 158,250 shares at cost 2002, 119,700 shares at cost 2001	(797)	(543)
	64,347	54,155
	$ 98,919	$ 92,295
	=========	==========

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)
Years ended December 31, 2002, 2001, and 2000

	2002	2001	2000
Net sales	$ 104,923	$ 91,885	$ 86,760

Cost of sales	63,918	58,845	53,305

Gross profit	41,005	33,040	33,455

Operating expenses:
Strategic initiative expense	0	0	651
Selling & marketing	16,346	15,347	11,473
General & administrative	8,439	7,198	5,062
Amortization expense	77	2,083	1,290
	24,862	24,628	18,476

Operating income	16,143	8,412	14,979

Minority interest	0	0	50
Interest income	47	89	347
Interest expense	(1,503)	(2,009)	(1,354)
	(1,456)	(1,920)	(957)
Income before income taxes	14,687	6,492	14,022

Provision for income taxes	5,016	2,566	5,354

Net income	$ 9,671	$ 3,926	$ 8,668
	========	========	=======

Basic earnings per share	$ 1.35	$ 0.55	$ 1.21
	========	========	=======

Diluted earnings per share	$ 1.30	$ 0.52	$ 1.15
	========	========	=======

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands except per share data)
Years ended December 31, 2002, 2001, and 2000

	2002	2001	2000
Net income	$ 9,671	$ 3,926	$ 8,668
Other comprehensive income (loss):
(Loss)/Gain on derivative, net of tax	219	(540)	0
Comprehensive income	$ 9,890	$ 3,386	$ 8,668
	=========	=========	=========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands except share data)
December 31, 2002, 2001 and 2000

						Accumulated
	Common Stock		Additional			Other
			Paid-In	Treasury	Retained	Comprehensive
	Shares	Amount	Capital	Stock	Earnings	Income	Total
Balance, December 31, 1999	7,129,387	$ 72	$ 25,758	$ (543)	$ 16,720	0	$ 42,007
Issuance of common stock	9,203	1	44	0	0	0	45
Net income	0	0	0	0	8,668	0	8,668
Balance, December 31, 2000	7,138,590	$ 73	$ 25,802	$ (543)	$ 25,388	0	$ 50,720
Issuance of common stock	8,328	0	49	0	0	0	49
Comprehensive loss	0	0	0	0	0	(540)	(540)
Net income	0	0	0	0	3,926	0	3,926
Balance December 31, 2001	7,146,918	$ 73	$ 25,851	$ (543)	$ 29,314	$ (540)	$ 54,155
Stock Options Exercised	149,202	2	513	(254)	0	0	261
Issuance of common stock	7,141	0	41	0	0	0	41
Comprehensive gain	0	0	0	0	0	219	219
Net income	0	0	0	0	9,671	0	9,671
Balance December 31, 2002	7,303,261	$ 75	$ 26,405	$ (797)	$ 38,985	$ (321)	$ 64,347
	=======	======	=======	======	======	=========	======

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
Years ended December 31, 2002, 2001, and 2000

	2002	2001	2000
Cash flows from operating activities
Net income	$ 9,671	$ 3,926	$ 8,668
Adjustments to reconcile net income to net cash
From operating activities
Deferred income taxes	1,082	(234)	(479)
Deferred compensation	34	0	0
Depreciation and amortization	2,775	4,578	2,892
Provision for doubtful accounts	332	1,234	50
Minority interest	0	0	(50)
Stock compensation expense	41	33	26
(Gain)Loss on disposition of equipment	(3)	199	67
Changes in assets and liabilities net of effects of acquisitions
Accounts receivable	(1,183)	(1,749)	(7,384)
Inventories	(5,975)	883	(2,418)
Prepaid expenses and other assets	357	(420)	1,259
Accounts payable and accrued expenses	1,535	(3,858)	7,575
Due from affiliate	0	326	94
Net cash from operating activities	8,666	4,918	10,300
Cash flows from investing activities
Purchases of property and equipment	(2,138)	(1,946)	(6,388)
Proceeds from sale of equipment	7	54	8
Acquisition of Nittan assets	0	(2,322)	0
Acquisition of JT USA, L.P.	0	0	(32,374)
Net cash from investing activities	(2,131)	(4,214)	(38,754)
Cash flows from financing activities
Bank loan fees	(23)	0	(350)
Payments on long-term debt	(6,407)	(6,208)	(2,803)
Proceeds on long-term debt	0	2,000	28,000
Purchase of treasury stock	(149)	0	0
Issuance of stock	0	16	19
Net proceeds from line of credit	400	40	3,860
Net cash from financing activities	(6,179)	(4,152)	28,726
Net change in cash	356	(3,448)	272
Cash at beginning of year	9	3,457	3,185
Cash at the end of year	$ 365	$ 9	$ 3,457
	========	========	=======

See accompanying notes to consolidated financial statements

BRASS EAGLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
December 31, 2002, 2001, and 2000

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

Accounts Receivable: Accounts receivable is comprised of amounts billed to customers net of an allowance for uncollectible amounts. The allowance for doubtful accounts is estimated by management and is based on specific information about customer accounts, past loss experience and general economic conditions. An account is charged off by management when deemed uncollectible, although collection efforts may continue.

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

Stock Based Compensation  Employee compensation expense under stock options is reported using the intrinsic method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise plan equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect or net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation:

	2002	2001	2000

Net income as reported	$ 9,671	$ 3,926	$ 8,668

Proforma stock-based compensation expense, net of related tax effects	$ (296)	$ (411)	$ (406)

Pro forma net income	$ 9,375	$ 3,515	$ 8,262

Basic earnings per share as reported	$ 1.35	$ 0.55	$ 1.21
Pro forma basic earnings per share	1.30	0.49	1.16
Diluted earnings per share as reported	1.30	0.52	1.15
Pro forma diluted earnings per share	1.27	0.47	1.10

The fair value of options was estimated at the date of grant or re-pricing using the following weighted average assumptions:

	2002	2001	2000
Risk-free interest rate	2.9%	4.0%	5.2%
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	65.0%	70.0%	60.0%
Weighted average expected life	4 years	4 years	4 years

The weighted average fair value of options granted in the years ended December 31, 2002 through 2000 were $4.33, $2.42 and $2.31, respectively.

The proforma effects of applying SFAS 123 are not indicative of future amounts. Additional awards in future years are anticipated.

Goodwill: Goodwill, including the Brass Eagle name and goodwill associated with the JT USA, L. P. and CM Support acquisitions are stated at amortized cost. These assets were being amortized over the useful life of the assets, primarily 15 to 20 years on a straight-line basis. Accumulated amortization was $4,490 and $4,490 as of December 31, 2002 and 2001, respectively. Adoption of SFAS 142 resulted in the cessation of goodwill amortization in 2002.

Financial Instruments: Brass Eagle adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended on June 29, 2000, on January 1, 2001. Brass Eagle entered into an interest rate swap to convert a portion of the floating rate debt to a fixed rate. Brass Eagle formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivative used in the hedging transaction is highly effective in offsetting changes in the cash flows of the hedged item. Adoption of SFAS No. 133 on January 1, 2001 resulted in recording the fair value of the interest rate swap of $518 ($321 net of the tax effect) and $889 ($540 net of the tax effect) as a liability in the balance sheet on December 31, 2002, 2001 and respectively. The offsetting adjustment is reported in the statement of other comprehensive income.

The remaining portion of the long-term debt outstanding is floating rate debt, the carrying value of which approximates fair value.

Advertising Costs: Advertising costs are expensed as incurred. Advertising costs included in selling and marketing expenses were $645, $754 and $539 for the years ended December 31, 2002, 2001 and 2000, respectively.

Shipping Revenues and Costs: Brass Eagle adopted Emerging Issues Task Force ("EITF") No. 00-10 Accounting for Shipping and Handling Fees and Costs. This guidance requires that all amounts billed to a customer in a sales transaction related to shipping and handling, which represents revenue earned for the goods provided, be classified as revenue. This guidance also permits costs incurred related to shipping and handling to be classified as selling expenses if the amounts are disclosed. Brass Eagle has elected not to reclassify the amounts of shipping and handling costs it incurs to cost of sales, but has outlined the impact of such amounts in the below table as allowed under EITF No. 00-10:

	2002	2001	2000
Shipping and handling costs included in selling expenses	1,517	1,656	943

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

NOTE 2 - INVENTORIES

Inventories consist of the following components:

	2002	2001
Finished goods	$ 15,989	$ 11,327
Raw materials	3,106	1,793
Total inventory	$ 19,095	$ 13,120
	========	========

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following major classifications:

	2002	2001
Land	$ 742	$ 742
Buildings	2,246	2,246
Autos	96	89
Tools and dies	5,765	4,584
Manufacturing equipment	7,275	7,128
Park amusement and infrastructure	3,546	3,186
Leasehold improvements	1,597	1,597
Office equipment	3,225	2,324
	24,492	21,896
Accumulated depreciation and amortization	(8,580)	(5,885)
	15,912	16,011
Construction in progress	37	495
	$ 15,949	$ 16,506
	========	========

Depreciation and amortization expense was $2,698, $2,495 and $1,602 for the years ended December 31, 2002, 2001 and 2000, respectively.

NOTE 4 - CREDIT FACILITY & LONG-TERM DEBT BORROWINGS

The Senior Credit Facility, dated June 30, 2000 and modified on February 1, 2001, December 31, 2001 and September 10, 2002, is comprised of a $12.5 million revolving credit facility with a seasonal increase to $17.5 million ($4.3 million outstanding at December 31, 2002), a $2.0 million term loan and a $28.0 million term loan used for the acquisition of substantially all the assets of JT USA, L.P.. The funds available under the revolving credit facility are limited to eligible accounts receivable and inventory, as defined, up to a maximum of $12.5 million (seasonal increase to $17.5 million from October 15 to January 15). The credit facility is secured by all tangible and intangible assets of Brass Eagle, exclusive of its investment in Challenge Park Xtreme, LLC. Up to 70% of the eligible accounts receivable balance can serve as collateral for the line of credit borrowings outstanding. At December 31, 2002 approximately 16% of the accounts receivable balance served as collateral for the line of credit borrowings outstanding.

The $28.0 million term loan requires quarterly principal payments of $1.4 million and matures in June 2005 ($14.0 million outstanding as of December 31, 2002). The $2.0 million term loan requires quarterly principal payments of $0.2 million and matures in September, 2003 ($0.6 million outstanding as of December 31, 2002)

Borrowings bear interest as designated by Brass Eagle at either the bank's prime rate (plus 1.50% based on Brass Eagles' leverage ratio) or LIBOR (plus 1.25% to 2.50% based on Brass Eagle's leverage ratio).

Long-term debt maturities of the term debt are as follows:

2003	6,207
2004	5,600
2005	2,800
14,607
Less Current Maturities	6,207
$8,400
=====

The agreement, including the amendments executed on February 1, 2001, December 31, 2001 and September 10, 2002, includes certain quarterly restrictive covenants, including maintaining a minimum net worth of $40.0 million plus 75% of net income from the time of borrowing, a leverage ratio of 2.0 to 1.0, a 1.0 to 1.0 fully-loaded fixed charge coverage ratio from December 31, 2001 until September 30, 2002 and 1.1 to 1.0 fully-loaded fixed charge coverage ratio from December 31, 2002 and thereafter, and minimum EBITDA of $14.25 million for the twelve months ended September 30, 2002. There is no minimum EBITDA requirement as of December 31, 2002. If Brass Eagle's fully-loaded fixed charge coverage ratio falls below 1.0 to 1.0, Brass Eagle will pay a 25 basis point premium above the stated pricing spreads until such time that it reports a fully-loaded fixed charge coverage ratio in excess of 1.0 to 1.0. The agreement also limited 2001 capital expenditures to $4.5 million, excluding the purchase of the Nittan assets, and limited capital expenditures to $4.5 million in 2002. Brass Eagle was in compliance with these covenants at December 31, 2002.

Financing costs incurred are capitalized and amortized over the remaining life of the respective loan. These costs are classified as other long-term assets on the accompanying balance sheet. Cash paid during the years ended December 31, 2002, 2001 and 2000 for interest was $1,513, $2,050 and $1,279, respectively.

NOTE 5- GOODWILL

Brass Eagle adopted FAS 142, "Goodwill and Other Intangible Assets", on January 1, 2002. This statement resulted in the cessation of goodwill amortization. Goodwill will be subject to at least an annual assessment of impairment.

As of December 31, 2002, Brass Eagle has goodwill (net of amortization) of $32.3 million. For the years ended December 31, 2002, 2001 and 2000, Brass Eagle recorded $77, $69 and $35 respectively in amortization expense associated with deferred financing costs.

For the years ended December 31, 2001 and December 31, 2000, Brass Eagle recognized $2.0 million and $1.3 million, respectively, in amortization expenses relating to goodwill amortization.

The following adjusts reported net income and earnings per share to exclude goodwill amortization (in thousands except per share data):

	2002	2001	2000

Reported net income	$ 9,671	$ 3,926	$ 8,668

Add back goodwill amortization	0	2,014	1,255

Adjusted net income	$ 9,671	$ 5,940	$ 9,923
	=========	=========	=========

Basic earnings per share:
Reported net income	$ 1.35	$ 0.55	$ 1.21
Add back goodwill amortization	0	0.28	0.18
Adjusted net income	$ 1.35	$ 0.83	$ 1.39
	=========	=========	=========

Diluted earnings per share:
Reported net income	$ 1.30	$ 0.52	$ 1.15
Add back goodwill amortization	0	0.27	0.17
Adjusted net income	$ 1.30	$ 0.79	$ 1.32
	=========	=========	=========

NOTE 6 - DEFERRED COMPENSATION

In November, 2001, Brass Eagle established a non-qualified Deferred Compensation Plan which is exempt from certain restrictions imposed by the Internal Revenue Code on 401(k) plans. Participation in the Deferred Compensation Plan is limited to select management of the company. Participants may contribute up to 100 percent of their gross pay, including bonuses. Brass Eagle will match half of each participant's contribution up to 10 percent of earnings. Assets are held in individual accounts for each participant and earn a rate of return based on participant selected investment options. The amounts deposited in the plan by the participants are unsecured liabilities of Brass Eagle.

Brass Eagle purchased company-owned life insurance policies insuring the lives of the group of participants to finance the plan.

The cash surrender value of life insurance at December 31, 2002 was $363. Brass Eagle's contribution for the year ended December 31, 2002 was $83. The liability for deferred compensation at December 31, 2002 was $418.

NOTE 7 - INTEREST RATE SWAP

Brass Eagle entered into an interest rate swap agreement to hedge future cash flows for interest payments on $14.0 million of term debt on August 31, 2000. Under the terms of the swap agreement, Brass Eagle will pay a fixed rate on $14.0 million of borrowings under the term note agreement. The swap agreement runs for three years through August 29, 2003. The fair value of the hedge at December 31, 2002 and December 31, 2001 is ($518) and ($889) respectively. The fair value of Brass Eagle's term debt is approximately $15.1 and $21.9 million as of December 31, 2002 and December 31, 2001, respectively.

NOTE 8 - LEASES

Brass Eagle leases its manufacturing and warehousing facilities and certain operating equipment under operating leases, which expire from June, 2003 to January, 2008. Rent expense approximated $1,037, $929 and $568, for the years ended December 31, 2002, 2001 and 2000, respectively. Total minimum rentals under noncancelable operating leases over future years as of December 31, 2002 are as follows:

2003	$1,106
2004	965
2005	580
2006	435
2007	419
Thereafter	7
$ 3,512
======

NOTE 9 - INCOME TAXES

The income tax provision is comprised of the following:

	December 31,
	2002	2001	2000
Current expense	$ 3,862	$ 2,800	$ 5,833
Deferred income tax expense (benefit)	1,154	(234)	(479)
	$ 5,016	$ 2,566	$ 5,354
	======	======	======

Income tax expense is reconciled to the tax expense that would result from applying regular statutory rates to pretax income as follows:

	December 31,
	2002	2001	2000
Income taxes at the statutory rate at 34%	$ 4,993	$ 2,207	$ 4,770
State taxes, net of federal benefit and state tax credits and other	423	359	584
Adjustments to reduce certain state tax liabilities	(400)	0	0
	$ 5,016	$ 2,566	$ 5,354
	=======	=======	=======

The adjustment to reduce certain state tax liability accruals was recorded to reverse accruals no longer deemed necessary due to the resolution of tax examinations.

Deferred tax assets are comprised of the following:

	2002	2001
Deferred tax assets resulting from
Accounts receivable allowance	$ 645	$ 583
Accrued warranty	921	1,151
Inventory valuation	535	405
Stock options	114	114
Accrued discounts and promotions	268	252
Deferred compensation plan	180	22
Other accruals	521	253
	3,184	2,780
Deferred tax liabilities from depreciation and amortization	(3,144)	(1,586)
Net deferred tax asset	$ 40	$ 1,194
	===========	========

Cash paid during the years ended December 31, 2002, 2001 and 2000 for taxes was $3,475, $3,725 and $3,041, respectively.

NOTE 10 - EMPLOYEE BENEFIT PLANS

Brass Eagle sponsors an employee savings plan under section 401(k) of the Internal Revenue Code. The plan covers substantially all employees. Employees may elect to contribute to the plan a portion of their eligible pretax compensation up to certain limits as specified in the plan. Brass Eagle also makes annual contributions to the plan. Amounts contributed by Brass Eagle to the plan amounted to $135, $132 and $93 in 2002, 2001 and 2000, respectively. All full-time employees of Brass Eagle were eligible to participate in the Employee Stock Purchase Plan. Under the terms of the plan, employees can elect to have up to 10% of their annual earnings withheld to purchase up to 250 shares of Brass Eagle common stock. The plan purchased 3,759 shares of Brass Eagle common stock for the plan year ended December 31, 2000. This plan terminated December 31, 2000.

Effective June 1, 2002, Brass Eagle adopted a new Brass Eagle Employee Stock Purchase Plan. Under the plan terms, all eligible full time employees can elect to defer a maximum of 10% of their annual earnings to purchase Brass Eagle common stock. At each offering purchase date, participants can purchase a maximum of 250 shares of Brass Eagle common stock. Shares will be purchased in three offerings: on December 31, 2002, December 31, 2003 and December 31, 2004. The plan terminates on December 31, 2004. The plan purchased 5,178 shares of Brass Eagle common stock, for the plan year ended December 31, 2002.

NOTE 11 - ACQUISITIONS

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

The following unaudited pro forma information presents a summary of the results of operations of Brass Eagle as if the acquisition had occurred on January 1, 2000 (in thousands, except for per share data):

YEAR ENDED
DECEMBER 31, 2000
Net sales	$ 94,712
Operating income	15,952
Net income	8,683

Net income per share:
Basic	$ 1.22
Diluted	1.15

Weighted average shares outstanding:
Basic	7,136,648
Diluted	7,522,141

These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have resulted had the acquisition occurred on the date indicated, or may result in the future.

NOTE 12 - MAJOR CUSTOMERS

Customers accounting for 10% or more of Brass Eagle's sales for the periods presented are as follows:

	December 31,
	2002	2001	2000
Company A	53%	53%	62%

The net accounts receivable balances from this customer was approximately $18,958 and $19,754 at December 31, 2002 and 2001, respectively.

NOTE 13 - RELATED PARTY TRANSACTIONS

Purchases: Brass Eagle purchases certain component parts and finished goods from a supplier related through common ownership. Purchases from this company were $7,609, $13,514 and $5,014 for years ended December 31, 2002, 2001 and 2000, respectively. In addition, Brass Eagle paid $841, $0 and $108 for tooling from this company for the years ended December 31, 2002, 2001 and 2000, respectively.

Marketing and Related Services: Brass Eagle, through its investment in Challenge Park Xtreme, LLC, sources certain marketing and related services from one of the LLC members. The value of these services were $164, $223 and $186 for the year ended December 31, 2002 , 2001 and 2000, respectively.

NOTE 14 - SALES BY GEOGRAPHIC AREA

Brass Eagle sells paintball markers, paintballs, and accessories through major domestic and international retailers and paintball specialty stores. The following summarizes the geographic distribution of Brass Eagle's sales:

	December 31,
	2002	2001	2000
Revenues
United States	$ 98,534	$ 86,212	$ 82,082
Other geographic areas	6,389	5,673	4,678

NOTE 15 - EMPLOYEE STOCK OPTIONS

Brass Eagle has 840,076 options outstanding at December 31, 2002, 700,507 of which are held by Brass Eagle employees. The remaining 139,569 options were granted to Daisy employees, including approximately 111,655 options held by the estate of Marvin Griffin, former Chairman of the Board of Directors of Brass Eagle. Options totaling 605,600 are outstanding from grants under Brass Eagle's 1997 Stock Option Plan. The remaining 234,476 shares were granted under plans established by Daisy prior to the reorganization. The options granted under the Daisy plans were converted to options to purchase Brass Eagle's common stock effective with the reorganization.

The 1997 stock option plan, as amended on December 18, 2000, has reserved 607,700 shares to be granted to key employees and consultants at the discretion of the Compensation Committee of the Board of Directors. No options may be issued for less than the fair market value of Brass Eagle's common stock at the date of grant. Options granted under the plan are exercisable at such times and upon such terms as the Compensation Committee shall determine. All options granted under the plan to date vest equally over a four-year period. The options under this plan expire ten years after the date of grant.

On November 19, 1999, Brass Eagle re-priced options granted in 1999 and 1998 from $15.25 and $15.50 a share to $8.00 a share. No compensation expense was recorded at that time because the modified exercise price equaled or exceeded the fair market value of Brass Eagle's common stock on the re-pricing date. In accordance with FASB Interpretation Number 44, the re-pricing of the options changed the re-priced options from fixed to variable. As a result, compensation expense is recognized based on fluctuations in the market price of Brass Eagle stock above $8 per share.

The following table summarizes information about outstanding stock options held at December 31, 2002.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Contract Life - Years	Weighted Average Exercise Price	Number Exercisable At December 31, 2002	Weighted Average Exercise Price
$ .56	234,476	0	$ .56	234,476	$ .56
$ 4.25 - $ 4.37	185,645	8	$ 4.30	64,698	$ 4.32
$ 8.00 - $12.00	419,955	6	$ 9.10	294,599	$ 9.46
	840,076			593,773
	=======			======

Information regarding the Brass Eagle and Daisy employees participating in the plans above for the years ended December 31, 2002, 2001 and 2000 are shown below:

	Number of Shares
	Held by Daisy Employees	Held by Brass Eagle Employees	Total	Weighted Average Exercise Price
				($)
Options outstanding at December 31, 1999	264,736	582,966	847,702	5.30
Granted	0	73,145	73,145	4.37
Forfeited	0	(72,820)	(72,820)	(8.90)
Exercised
Options outstanding at December 31, 2000	264,736	583,291	848,027	4.89
Granted	0	128,000	128,000	4.25
Forfeited	0	(8,000)	(8,000)	(8.00)
Options outstanding at December 31, 2001	264,736	703,291	968,027	4.43
Granted	0	77,300	77,300	8.39
Forfeited	0	(17,500)	(17,500)	(4.85)
Exercised	(125,167)	(62,584)	(187,751)	(.56)
Options outstanding at December 31, 2002	139,569	700,501	840,076	5.65
	========	========	=======	=======

No compensation expense was recorded under APB Opinion No. 25 for fixed options for the years ended December 31, 2000 through 2001 because the exercise price equaled or exceeded the fair market value of the options on the dates of grant.

The options granted under the Daisy plans include 187,751 options granted on June 30, 1993 and 256,737 shares granted at the discretion of Daisy's compensation committee prior to the initial public offering. These options are exercisable at a fixed exercise price of $0.56 per share. Options, totaling 187,751, were exercised during the year ended December 31, 2002, prior to their expiration on September 15, 2002. The remaining Daisy options expire June 30, 2003. The exercise price of the options granted by Daisy was equal to or greater than the fair market value at the date of grant. The fair market value was determined by Daisy's Board of Directors.

NOTE 16 - BASIC AND DILUTED EARNINGS PER SHARE

Basic earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share has been computed by dividing net income by the basic shares outstanding plus the dilutive effect on common stock equivalents. Certain stock options granted in 2002, 1999 and 1998 are anti-dilutive and for purposes of calculating the diluted earnings per share these options have been excluded. These shares may become dilutive in the future.

A reconciliation of the numerators and denominators of the basic earnings per share and diluted earnings per share for the years ended December 31, 2002, 2001, and 2000 are presented below.

	2002	2001	2000
Basic earnings per share
Net income available to common stockholders	$ 9,671	$ 3,926	$ 8,668
	=======	=======	=======

Basic weighted average common shares outstanding	7,189,337	7,144,736	7,136,648

Basic earnings per share	$ 1.35	$ 0.55	$ 1.21
	=======	=======	=======

	2002	2001	2000
Diluted earnings per share
Net income available to common stockholders	$ 9,671	$ 3,926	$ 8,668
	=======	=======	=======

Basic weighted average common shares
Outstanding	7,189,337	7,144,736	7,136,648
Add dilutive effect of stock options	271,550	395,371	385,493

Weighted average dilutive common shares outstanding	7,460,887	7,540,108	7,522,141
	=======	=======	=======

Diluted earnings per share	$ 1.30	$ 0.52	$ 1.15
	=======	=======	=======

NOTE 17 - COMMITMENTS AND CONTINGENCIES

Due generally to the risks associated with the misuse of paintball products, Brass Eagle is a defendant in product liability lawsuits. To date, all claims and lawsuits have been resolved without any material cost or a material adverse effect on Brass Eagle and its prospects. In addition, Brass Eagle does not expect any pending claims to have a material adverse effect when resolved.

R. P. Scherer Technologies Inc. has filed a lawsuit against Brass Eagle in the United States District Court, Western District of Arkansas alleging patent infringement and trade dress infringement, relating to Brass Eagle's manufacture of paintballs. Brass Eagle was served on January 3, 2003. The lawsuit relates to the method of manufacturing the paintballs and their outward appearance. The lawsuit seeks an injunction, and a royalty for past sales using the process. Brass Eagle believes this case will be resolved without a material adverse effect on Brass Eagle's business or financial condition.

NOTE 18 - QUARTERLY FINANCIAL DATA (UNAUDITED)

	First	Second	Third	Fourth
Quarter Ended 2002	Qtr.	Qtr.	Qtr.	Qtr.
Net Sales	$ 20,130	$ 26,694	$ 21,887	$ 36,212
Gross Profit	7,734	10,201	8,432	14,638
Operating Income	2,085	4,131	2,627	7,300
Income before Income Taxes	1,755	3,795	2,262	6,875
Net Income	1,089	2,369	1,538	4,675

Earnings Per Share:
Basic	0.15	0.33	0.21	0.64
Diluted	0.14	0.31	0.21	0.63

	First	Second	Third	Fourth
Quarter Ended 2001	Qtr.	Qtr.	Qtr.	Qtr.
Net Sales	$ 20,770	$ 21,333	$ 15,570	$ 34,212
Gross Profit	8,537	7,968	5,248	11,287
Operating Income (loss)	2,666	2,369	(271)	3,648
Income (loss) before Income Taxes	2,180	1,960	(681)	3,033
Net Income (loss)	1,308	1,177	(418)	1,859

Earnings (loss) Per Share:
Basic	0.18	0.16	(0.06)	0.26
Diluted	0.17	0.16	(0.06)	0.25

During the fourth quarter of 2001 Brass Eagle recorded bad debt expenses associated with K-Mart's Chapter 11 petition.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to general instruction G(3) of the instructions to Form 10-K, information concerning Brass Eagle's executive officers is included under the caption "Executive Officers of Brass Eagle" at the end of Part I of this report. The remaining information required by this Item appears under the caption "Election of Directors, Nominees" in the 2002 Proxy Statement and under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2002 Proxy Statement, which information is incorporated herein by reference.

ITEM 11:  EXECUTIVE COMPENSATION

The information required by this Item appears under the caption "Compensation of Directors and Executive Officers" in the 2002 Proxy Statement, which information is incorporated herein by reference.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item appears under the caption "Principal Stockholders" in the 2002 Proxy Statement and under the caption "Equity Ownership of Directors and Executive Officers" in the 2002 Proxy Statement, which information is incorporated herein by reference.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item appears under the heading "Certain Transactions" in the 2002 Proxy Statement, which information is incorporated herein by reference.

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

The President and Chief Financial Officer of Brass Eagle have communicated to the Auditors and the Audit Committee, effective November 1, 2002, the following:

          (i)        We believe that there are no significant deficiencies in the design or operation of Brass Eagle's internal controls, which could adversely affect the registrant's ability to record, process, summarize and report financial data, and to our knowledge there are no material weaknesses in internal controls.

          (ii)       To the best of our knowledge, there has not been any fraud, whether or not material, that involves management or other employees who have a significant role in Brass Eagle's internal controls.

We have recently changed Brass Eagle's disclosure controls and procedures as follows:

          (i)        The President and Chief Financial Officer now execute the certifications attached hereto. The Executive Officers of Brass Eagle and the General Managers of key subsidiaries now execute sub-certifications supporting the certifications attached hereto.

          (ii)       Brass Eagle has established a written procedure, which puts in writing our end-of-quarter closing procedures. The procedures themselves were already in place.

There have been no other significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
ON FORM 8-K

The following documents are filed as a part of this Report:
1.  Financial Statements.

The following financial statements of the registrant are included in Part II of this report:

          Report of Independent Auditors
          Consolidated Balance Sheets as of December 31, 2002 and 2001
          Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000
          Consolidated Statements of Comprehensive Income for the years December 31, 2002, 2001 and 2000
          Consolidated Statements of Shareholders' Equity for the years ended December 31, 2002, 2001 and 2000
          Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000
          Notes to Consolidated Financial Statements
          Quarterly Financial Data

2.  Financial Statement Schedules.

     Schedule II    Valuation and Qualifying Accounts

     (This schedule appears immediately following the signature page.)

3.  Exhibits and Executive Compensation Plans.

     The following exhibits are filed with this Report or are incorporated herein by reference to previously filed material.

Exhibit No.

2 (i)

Asset Purchase Agreement dated March 29, 2000, by and between Brass Eagle Inc., JT USA, L. P. and certain other individuals and entities (incorporated by reference to Exhibit 2 to Brass Eagle Inc.'s Current Report on Form 8-K filed with the SEC on July 13, 2000).

3 (i)	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(i) to Form 10-Q for the quarter ended September 30, 1997, in 0-23385)
3 (ii)	By-laws (incorporated by reference to Exhibit 3(ii) to Form 10-Q for the quarter ended September 30, 1997, in 0-23385).
10 (i)

Assignment, Assumption and Indemnification Agreement effective as of November 24, 1997 between Brass Eagle Inc. and Daisy Manufacturing Company (incorporated by reference to Exhibit 10(i) to Form 10-Q for the quarter ended September 30, 1997, in 0-23385).

10 (ii)	Lease Agreement between Ozark Terminal, Inc. and Brass Eagle Inc. dated December 9, 1997 (incorporated by reference to Exhibit 10(vii) to Form 10-K for the year ended December 31, 1997, in 0-23385)
10 (iii)

First Amendment to Lease Agreement between Ozark Terminal, Inc. and Brass Eagle Inc. dated September 14, 1999 (incorporated by reference to Exhibit 10(i) to Form 10-Q for the quarter ended September 30, 1999, in 0-23385).

10 (iv)

Lease Agreement between Leroy Locke & Bonnie Locke and Brass Eagle Inc. dated August 1, 1998 (incorporated by reference to Exhibit 10(i) to Form 10-Q for the quarter ended September 30, 1998, in 0-23385)

10 (v)	Employment Agreement between E. Lynn Scott and Brass Eagle Inc. dated as of September 15, 1997 (incorporated by reference to Exhibit 10(ix) to Registration Statement No. 333-36179).
10 (vi)	1997 Stock Option Plan (incorporated by reference to Exhibit 10(iii) to Form 10-Q for the quarter ended September 30, 1997, in 0-23385).
10 (vii)	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10(iv) to Form 10-Q for the quarter ended September 30, 1997, in 0-23385).
10 (viii)

Indemnification Agreement between Marvin W. Griffin and Brass Eagle Inc. dated as of November 24, 1997 (incorporated by reference to Exhibit 10(v) to Form 10-Q for the quarter ended September 30, 1997, in 0-23385).

10 (ix)

Indemnification Agreement between E. Lynn Scott and Brass Eagle Inc. dated as of November 24, 1997 (incorporated by reference to Exhibit 10(vi) to Form 10-Q for the quarter ended September 30, 1997, in 0-23385).

10 (x)	Form of continuing Guaranty (incorporated herein by reference to Exhibit 10(xiv) to Registration Statement No. 333-36179).
10 (xi)

Tax Allocation Agreement between Brass Eagle Inc. and Daisy Manufacturing Company dated November 24, 1997 (incorporated by reference to Exhibit 10(vii) to Form 10-Q for the quarter ended September 30, 1997, in 0-23385).

10 (xii)	Change-of-Control Agreement between Brass Eagle Inc. and Steve Cherry effective May 17, 1999 (incorporated by reference to Exhibit 10(i) to Form 10-Q for the quarter ended June 30, 1999, in 0-23385).
10 (xiii)	Change-of-Control Agreement between Brass Eagle Inc. and Steve DeMent effective May 17, 1999 (incorporated by reference to Exhibit 10(i) to Form 10-Q for the quarter ended June 30, 1999, in 0-23385).
10 (xiv)	Change-of-Control Agreement between Brass Eagle Inc. and John D. Flynn effective May 17, 1999 (incorporated by reference to Exhibit 10(i) to Form 10-Q for the quarter ended June 30, 1999, in 0-23385).
10 (xv)

Change-of-Control Agreement between Brass Eagle Inc. and J. R. Brian Hanna effective May 17, 1999 (incorporated by reference to Exhibit 10(i) to Form 10-Q for the quarter ended June 30, 1999, in 0-23385).

10 (xvi)

Change-of-Control Agreement between Brass Eagle Inc. and Charles Prudhomme effective May 17, 1999 (incorporated by reference to Exhibit 10(i) to Form 10-Q for the quarter ended June 30, 1999, in 0-23385).

10 (xvii)

1999 Distributor Agreement between Brass Eagle Inc. and Leader Industries Inc. effective September 1, 1999 (incorporated by reference to Exhibit 10(i) to Form 10-Q for the quarter ended June 30, 1999, in 0-23385).

10 (xviii)

Change-of-Control Agreement between Brass Eagle Inc. and Mark Skrocki effective November 9, 1999 (incorporated by reference to Exhibit 10(xxi) to Form 10-K for the year ended December 31, 1999, in 0-23385).

10 (xix)	Operating Agreement of Challenge Park Xtreme, LLC effective November 10, 1999 (incorporated by reference to Exhibit 10(xxii) to Form 10-K for the year ended December 31, 1999, in 0-23385)
10 (xx)

Second Amendment to Lease Agreement between Ozark Terminal, Inc. and Brass Eagle Inc. dated April 1, 2000 (incorporated by reference to Exhibit 10(i) to Form 10-Q for the quarter ended March 31, 2000, in 0-23385)

10 (xxi)

Credit Agreement between Brass Eagle Inc. and Bank of America, N. A., as Administrative Agent, effective June 30, 2000 (incorporated by reference to Exhibit 10(i) to Form 10-Q for the quarter ended June 30, 2000, in 0-23385)

10 (xxii)

Amendment to Brass Eagle Inc. 1997 Stock Option Plan adopted November 20, 1997 and Amended December 18, 2000 (incorporated by reference to Exhibit 10(xxii) to Form 10-K for the year ended December 31, 2000, in 0-23385)

10 (xxiii)

Lease and Option to Purchase Agreement between JT USA Inc. and John Ross Gregory and Rita Ann Gregory, effective July 1, 2000 (incorporated by reference to Exhibit 10(xxiii) to Form 10-K for the year ended December 31, 2000, in 0-23385)

10 (xxiv)

First Amendment to Credit Agreement between Brass Eagle Inc. and Bank of America, N. A., as Administrative Agent, effective February 1, 2001
(incorporated by reference to Exhibit 10(xxiv) to Form 10-K for the year ended December 31, 2000, in 0-23385).

10 (xxv)

Second Amendment to Credit Agreement between Brass Eagle Inc. and Bank of America, N.A. as Administrative Agent, effective May 31, 2001 (incorporated by reference to Exhibit 10(xxv) to Form 10-K for the year ended December 31, 2001, in 0-23385).

10 (xxvi)

Third Amendment to Credit Agreement between Brass Eagle Inc. and Bank of America, N. A., as Administrative Agent, effective December 31, 2001 (incorporated by reference to Exhibit 10(xxvi) to Form 10-K for the year ended December 31, 2001, in 0-23385).

10 (xxvii)

Change of Control Agreement between Brass Eagle Inc. and Eric Baker, effective November 15, 2001 (incorporated by reference to Exhibit 10(xxvii) to Form 10-K for the year ended December 31, 2001, in 0-23385).

10 (xxviii)

Change of Control Agreement between Brass Eagle Inc. and David Armstrong, effective November 15, 2001 (incorporated by reference to Exhibit 10(xxviii) to Form 10-K for the year ended December 31, 2001, in 0-23385).

10 (xxix)

Amendment to Change of Control Agreement between Brass Eagle Inc. and Steve Cherry, effective November 15, 2001 (incorporated by reference to Exhibit 10(xxix) to Form 10-K for the year ended December 31, 2001, in 0-23385).

10 (xxx)

Amendment to Change of Control Agreement between Brass Eagle Inc. and Steve DeMent, effective November 15, 2001 (incorporated by reference to Exhibit 10(xxx) to Form 10-K for the year ended December 31, 2001, in
0-23385).

10 (xxxi)

Amendment to Change of Control Agreement between Brass Eagle Inc. and John Flynn, effective November 15, 2001 (incorporated by reference to Exhibit 10(xxxi) to Form 10-K for the year ended December 31, 2001, in 0-23385).

10 (xxxii)

Amendment to Change of Control Agreement between Brass Eagle Inc. and J.R. Brian Hanna, effective November 15, 2001 (incorporated by reference to Exhibit 10(xxxii) to Form 10-K for the year ended December 31, 2001, in 0-23385).

10 (xxxiii)

Amendment to Change of Control Agreement between Brass Eagle Inc. and Charles Prudhomme, effective November 15, 2001 (incorporated by reference to Exhibit 10(xxxiii) to Form 10-K for the year ended December 31, 2001, in
0-23385).

10 (xxxiv)

Amendment to Change of Control Agreement between Brass Eagle Inc. and Mark Skrocki, effective November 15, 2001 (incorporated by reference to Exhibit 10(xxxiv) to Form 10-K for the year ended December 31, 2001, in
0-23385).

10 (xxxv)

Fourth Amendment to Credit Agreement between Brass Eagle Inc. and Bank of America, N.A., as Administrative Agent, effective September 10, 2002 (incorporated by reference to Exhibit 10(i) to Form 10-Q for the quarter ended September 30, 2002, in 0-23385).

10 (xxxvi)	Indemnification Agreement between Brass Eagle Inc. and Mary E. Jones, Controller, dated December 9, 2002.
10 (xxxvii)	Third Amendment to Lease Agreement between Ozark Terminal, Inc. and Brass Eagle Inc. dated December 31, 2002.
10 (xxxviii)	Employee Stock Purchase Plan dated June 1, 2002.
11	Statement of Computation of Earnings Per Share
21	Subsidiaries of the Registrant
23	Consent of Independent Auditors
24	Powers of Attorney
99 (i)	Certification of the Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
99 (ii)	Certification of the Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

Listed below are the executive compensation plans and arrangements currently in effect and which are required to be filed as exhibits to this Report
-  Employment Agreement between E. Lynn Scott and Brass Eagle, Inc.
-  1997 Stock Option Plan
-  Employee Stock Purchase Plan - 1997
-  Employee Stock Purchase Plan - 2002

4.  Reports on Form 8-K
     Brass Eagle filed no Current Reports on Form 8-K during the fourth quarter of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRASS EAGLE INC.

By: /s/ E. Lynn Scott
E. Lynn Scott
President and Chief Executive Officer
Date: February 28, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ E. Lynn Scott	President, Chief Executive Officer, and Director
E. Lynn Scott	(Principal Executive Officer)

*
H. Gregory Wold	Chairman of the Board of Directors

*
Anthony J. Dowd	Director

*
Richard W. Hanselman	Director

*
Robert P. Sarrazin	Director

*
C. Miles Schmidt, Jr.	Director

/s/ J. R. Brian Hanna	Vice President - Finance, Chief Financial Officer, and Treasurer
J. R. Brian Hanna	(Principal Financial and Accounting Officer)

*By         /s/ J. R. Brian Hanna

               Attorney-in-fact

J. R. Brian Hanna, by signing his name hereto, does sign this document on behalf of each of the persons indicated above pursuant to powers of attorney duly executed by such persons, exhibits filed hereto.

CERTIFICATIONS

I, E. Lynn Scott, certify that:

1.	I have reviewed this annual report on Form 10-K of Brass Eagle Inc.;
2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or others employees who have a significant role in the registrant's internal controls; and
6.

The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 28, 2003	By: /s/ E. Lynn Scott
E. Lynn Scott
President, Chief Executive Officer and Director

CERTIFICATIONS

I, J. R. Brian Hanna, certify that:

1.	I have reviewed this annual report on Form 10-K of Brass Eagle Inc.;
2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or others employees who have a significant role in the registrant's internal controls; and
6.

The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 28, 2003	By: /s/ J.R. Brian Hanna
J. R. Brian Hanna
Vice President-Finance and Chief Financial Officer and Treasurer

   BRASS EAGLE INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended December 31, 2002
(Dollars in thousands)
Column A	Column B	Column C				Column D	Column E
		Additions
	Balance at	Charged to		Charged to			Balance at
	Beginning	Costs and		Other			End of
Description	Of Period	Expenses		Accounts		Write Offs	Period
	($)	($)		($)		($)	($)
Allowance for Doubtful Accounts:
Year Ended December 31, 2002	2,000	332		29		186	2,175
Year Ended December 31, 2001	393	1,234	***	448	**	75	2,000
Year Ended December 31, 2000	357	50		65	*	79	393

Warranty Reserve:
Year Ended December 31, 2002	3,008	3,711		0		4,294	2,425
Year Ended December 31, 2001	2,089	7,083		0		6,164	3,008
Year Ended December 31, 2000	1,248	5,924		0		5,083	2,089

Inventory Reserve:
Year Ended December 31, 2002	606	774				601	779
Year Ended December 31, 2001	485	874		93		846	606
Year Ended December 31, 2000	204	321		151		191	485

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
2 (i)

Asset Purchase Agreement dated March 29, 2000, by and between Brass Eagle Inc., JT USA, L. P. and certain other individuals and entities (incorporated by reference to Exhibit 2 to Brass Eagle Inc.'s Current Report on Form 8-K filed with the SEC on July 13, 2000.

3 (i)	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(i) to Form 10-Q for the quarter ended September 30, 1997, in 0-23385)
3 (ii)	By-laws (incorporated by reference to Exhibit 3(ii) to Form 10-Q for the quarter ended September 30, 1997, in 0-23385).
10 (i)

Assignment, Assumption and Indemnification Agreement effective as of November 24, 1997 between Brass Eagle Inc. and Daisy Manufacturing Company (incorporated by reference to Exhibit 10(i) to Form 10-Q for the quarter ended September 30, 1997, in 0-23385).

10 (ii)	Lease Agreement between Ozark Terminal, Inc. and Brass Eagle Inc. dated December 9, 1997 (incorporated by reference to Exhibit 10(vii) to Form 10-K for the year ended December 31, 1997, in 0-23385)
10 (iii)

First Amendment to Lease Agreement between Ozark Terminal, Inc. and Brass Eagle Inc. dated September 14, 1999 (incorporated by reference to Exhibit 10(i) to Form 10-Q for the quarter ended September 30, 1999, in 0-23385).

10 (iv)

Lease Agreement between Leroy Locke & Bonnie Locke and Brass Eagle Inc. dated August 1, 1998 (incorporated by reference to Exhibit 10(i) to Form 10-Q for the quarter ended September 30, 1998, in 0-23385)

10 (v)	Employment Agreement between E. Lynn Scott and Brass Eagle Inc. dated as of September 15, 1997 (incorporated by reference to Exhibit 10(ix) to Registration Statement No. 333-36179).
10 (vi)	1997 Stock Option Plan (incorporated by reference to Exhibit 10(iii) to Form 10-Q for the quarter ended September 30, 1997, in 0-23385).
10 (vii)	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10(iv) to Form 10-Q for the quarter ended September 30, 1997, in 0-23385).
10 (viii)

Indemnification Agreement between Marvin W. Griffin and Brass Eagle Inc. dated as of November 24, 1997 (incorporated by reference to Exhibit 10(v) to Form 10-Q for the quarter ended September 30, 1997, in 0-23385).

10 (ix)

Indemnification Agreement between E. Lynn Scott and Brass Eagle Inc. dated as of November 24, 1997 (incorporated by reference to Exhibit 10(vi) to Form 10-Q for the quarter ended September 30, 1997, in 0-23385).

10 (x)	Form of continuing Guaranty (incorporated herein by reference to Exhibit 10(xiv) to Registration Statement No. 333-36179).
10 (xi)

Tax Allocation Agreement between Brass Eagle Inc. and Daisy Manufacturing Company dated November 24, 1997 (incorporated by reference to Exhibit 10(vii) to Form 10-Q for the quarter ended September 30, 1997, in 0-23385).

10 (xii)	Change-of-Control Agreement between Brass Eagle Inc. and Steve Cherry effective May 17, 1999 (incorporated by reference to Exhibit 10(i) to Form 10-Q for the quarter ended June 30, 1999, in 0-23385).
10 (xiii)	Change-of-Control Agreement between Brass Eagle Inc. and Steve DeMent effective May 17, 1999 (incorporated by reference to Exhibit 10(i) to Form 10-Q for the quarter ended June 30, 1999, in 0-23385).
10 (xiv)	Change-of-Control Agreement between Brass Eagle Inc. and John D. Flynn effective May 17, 1999 (incorporated by reference to Exhibit 10(i) to Form 10-Q for the quarter ended June 30, 1999, in 0-23385).
10 (xv)

Change-of-Control Agreement between Brass Eagle Inc. and J. R. Brian Hanna effective May 17, 1999 (incorporated by reference to Exhibit 10(i) to Form 10-Q for the quarter ended June 30, 1999, in 0-23385).

10 (xvi)

Change-of-Control Agreement between Brass Eagle Inc. and Charles Prudhomme effective May 17, 1999 (incorporated by reference to Exhibit 10(i) to Form 10-Q for the quarter ended June 30, 1999, in 0-23385).

10 (xvii)

1999 Distributor Agreement between Brass Eagle Inc. and Leader Industries Inc. effective September 1, 1999 (incorporated by reference to Exhibit 10(i) to Form 10-Q for the quarter ended June 30, 1999, in 0-23385).

10 (xviii)

Change-of-Control Agreement between Brass Eagle Inc. and Mark Skrocki effective November 9, 1999 (incorporated by reference to Exhibit 10(xxi) to Form 10-K for the year ended December 31, 1999, in 0-23385).

10 (xix)	Operating Agreement of Challenge Park Xtreme, LLC effective November 10, 1999 (incorporated by reference to Exhibit 10(xxii) to Form 10-K for the year ended December 31, 1999, in 0-23385)
10 (xx)

Second Amendment to Lease Agreement between Ozark Terminal, Inc. and Brass Eagle Inc. dated April 1, 2000 (incorporated by reference to Exhibit 10(i) to Form 10-Q for the quarter ended March 31, 2000, in 0-23385)

10 (xxi)

Credit Agreement between Brass Eagle Inc. and Bank of America, N. A., as Administrative Agent, effective June 30, 2000 (incorporated by reference to Exhibit 10(i) to Form 10-Q for the quarter ended June 30, 2000, in 0-23385)

10 (xxii)

Amendment to Brass Eagle Inc. 1997 Stock Option Plan adopted November 20, 1997 and Amended December 18, 2000 (incorporated by reference to Exhibit 10(xxii) to Form 10-K for the year ended December 31, 2000, in 0-23385)

10 (xxiii)

Lease and Option to Purchase Agreement between JT USA Inc. and John Ross Gregory and Rita Ann Gregory, effective July 1, 2000 (incorporated by reference to Exhibit 10(xxiii) to Form 10-K for the year ended December 31, 2000, in 0-23385)

10 (xxiv)

First Amendment to Credit Agreement between Brass Eagle Inc. and Bank of America, N. A., as Administrative Agent, effective February 1, 2001
(incorporated by reference to Exhibit 10(xxiv) to Form 10-K for the year ended December 31, 2000, in 0-23385).

10 (xxv)

Second Amendment to Credit Agreement between Brass Eagle Inc. and Bank of America, N.A. as Administrative Agent, effective May 31, 2001 (incorporated by reference to Exhibit 10(xxv) to Form 10-K for the year ended December 31, 2001, in 0-23385).

10 (xxvi)

Third Amendment to Credit Agreement between Brass Eagle Inc. and Bank of America, N. A., as Administrative Agent, effective December 31, 2001 (incorporated by reference to Exhibit 10(xxvi) to Form 10-K for the year ended December 31, 2001, in 0-23385).

10 (xxvii)

Change of Control Agreement between Brass Eagle Inc. and Eric Baker, effective November 15, 2001 (incorporated by reference to Exhibit 10(xxvii) to Form 10-K for the year ended December 31, 2001, in 0-23385).

10 (xxviii)

Change of Control Agreement between Brass Eagle Inc. and David Armstrong, effective November 15, 2001 (incorporated by reference to Exhibit 10(xxviii) to Form 10-K for the year ended December 31, 2001, in 0-23385).

10 (xxix)

Amendment to Change of Control Agreement between Brass Eagle Inc. and Steve Cherry, effective November 15, 2001 (incorporated by reference to Exhibit 10(xxix) to Form 10-K for the year ended December 31, 2001, in 0-23385).

10 (xxx)

Amendment to Change of Control Agreement between Brass Eagle Inc. and Steve DeMent, effective November 15, 2001 (incorporated by reference to Exhibit 10(xxx) to Form 10-K for the year ended December 31, 2001, in
0-23385).

10 (xxxi)

Amendment to Change of Control Agreement between Brass Eagle Inc. and John Flynn, effective November 15, 2001 (incorporated by reference to Exhibit 10(xxxi) to Form 10-K for the year ended December 31, 2001, in 0-23385).

10 (xxxii)

Amendment to Change of Control Agreement between Brass Eagle Inc. and J.R. Brian Hanna, effective November 15, 2001 (incorporated by reference to Exhibit 10(xxxii) to Form 10-K for the year ended December 31, 2001, in 0-23385).

10 (xxxiii)

Amendment to Change of Control Agreement between Brass Eagle Inc. and Charles Prudhomme, effective November 15, 2001 (incorporated by reference to Exhibit 10(xxxiii) to Form 10-K for the year ended December 31, 2001, in
0-23385).

10 (xxxiv)

Amendment to Change of Control Agreement between Brass Eagle Inc. and Mark Skrocki, effective November 15, 2001 (incorporated by reference to Exhibit 10(xxxiv) to Form 10-K for the year ended December 31, 2001, in
0-23385).

10 (xxxv)

Fourth Amendment to Credit Agreement between Brass Eagle Inc. and Bank of America, N.A., as Administrative Agent, effective September 10, 2002 (incorporated by reference to Exhibit 10(i) to Form 10-Q for the quarter ended September 30, 2002, in 0-23385).

10 (xxxvi)	Indemnification Agreement between Brass Eagle Inc. and Mary E. Jones, Controller, dated December 9, 2002.
10 (xxxvii)	Third Amendment to Lease Agreement between Ozark Terminal, Inc. and Brass Eagle Inc. dated December 31, 2002.
10 (xxxviii)	Employee Stock Purchase Plan dated June 1, 2002.
11	Statement of Computation of Earnings Per Share
21	Subsidiaries of the Registrant
23	Consent of Independent Auditors
24	Powers of Attorney
99 (i)	Certification of the Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
99 (ii)	Certification of the Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

Exhibit 10 (xxxvi)

INDEMNIFICATION AGREEMENT

This Agreement is executed and effective this 9th day of December, 2002, by and between Brass Eagle Inc. (the "Corporation") and Mary E. Jones, Controller ("Jones").

     A.     In consideration for Jones' best efforts on behalf of the Corporation in fulfilling her duties as Controller, the Corporation hereby agrees as follows:

1.     Right to Indemnification. The Corporation shall indemnify and hold harmless, to the fullest extent permitted by applicable law as it presently exists or may hereafter be amended, Jones, to the extent she is made or is threatened to be made a party or is otherwise involved in any action suit or proceeding, whether civil, criminal, administrative or investigative (a "proceeding") by reason of the fact that Jones is or was a director or officer or controller of the Corporation or is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation or of a partnership, joint venture, trust, enterprise of nonprofit entity, including service with respect to employee benefit plans, against all liability and loss suffered and expenses (including attorneys' fees) reasonably incurred by Jones. The Corporation shall be required to indemnify Jones in connection with a proceeding (or part thereof) initiated by Jones only if the proceeding (or part thereof) was authorized by the Board of Directors of the Corporation.

2.     Prepayment of Expenses. The Corporation may, in its discretion, pay the expenses (including attorneys' fees) incurred in defending any proceeding in advance of its final disposition, provided, however, that the payment of expenses incurred by Jones in advance of the final disposition of the proceeding shall be made only upon receipt of an undertaking by Jones to repay all amounts advanced if it should be ultimately determined that Jones is not entitled to be indemnified under this Agreement or otherwise.

3.     Claims. If a claim for indemnification or payment of expenses under this Article is not paid in full within sixty days after a written claim therefore has been received by the Corporation, Jones may file suit to recover the unpaid amount of such claim and, if successful in whole or in part, shall be entitled to be paid the expense of prosecuting such claim. In any such action the Corporation shall have the burden of proving that Jones was not entitled to the requested indemnification or payment of expenses under applicable law.

4.     Non-Exclusivity of Rights. The rights conferred on any person by this Agreement shall not be exclusive of any other rights which such person may have or hereafter acquire under any statue, provision of the certificate of incorporation, the Corporations bylaws, agreement, vote of stockholders or disinterested Directors or otherwise.

5.     Other Indemnification. The Corporation's obligation, if any, to indemnify Jones who was or is serving at its request as a director, officer, controller, employee or agent of another corporation, partnership, enterprise or nonprofit entity shall be reduced by any amount such person may collect as indemnification from such other corporation, partnership, joint venture, trust enterprise or nonprofit enterprise.

     B.     Nothing contained herein shall be construed to alter the employment - at - will relationship between the parties.

     C.     This Agreement shall automatically terminate if Jones becomes a Director or Officer of the Corporation, other than Controller.

     D.     This Agreement shall be interpreted according to the laws of the State of Delaware.

     E.     Executed on the date first written above.

BRASS EAGLE INC.

By: /s/ E. Lynn Scott	By: /s/ Mary E. Jones
E. Lynn scott	Mary E. Jones
Title: President, Chief Executive Officer	Controller

Exhibit 10 (xxxvii)

THIRD AMENDMENT TO LEASE AGREEMENT

     THIS THIRD AMENDMENT (Amendment) is made December 31, 2002, between OZARK TERMINAL, INC., A Missouri corporation (Landlord), and BRASS EAGLE INC., a Delaware corporation (Tenant).

RECITALS

     A.     Landlord and Tenant entered into a Lease Agreement dated as of December 9, 1997 (the Lease Agreement) by which Landlord leased to Tenant certain space within the Ozark Terminal facility (the Facility)located at Lime Kin Road, Neosho, Newton County, Missouri.

     B.     By First Amendment to Lease Agreement dated September 14, 1999 (the First Amendment), and Second Amendment to Lease Agreement dated as of June 27, 2001 (the "Second Amendment"), Landlord and Tenant amended the Lease in certain respects. The Lease Agreement, as amended by the First Amendment and the Second Amendment is referred to as the Lease.

     C.     Pursuant to the Lease, Tenant currently leases and occupies approximately 132,935 square feet of space in Areas 8 and 9 of the Facility (collectively, the "Existing Premises").

     D.     Tenant wishes to add approximately 28,000 square feet of additional Warehouse Space and approximately 2,040 square feet of office space within the Facility to the Existing Premises and to make further amendments to the Lease necessitated by the addition of the additional space.

     THEREFORE, in consideration of the premises and the mutual covenants and agreements set forth in this Amendment and in the Lease, Landlord and Tenant agree as follows:

     1.     The paragraph entitled Premises in Section 1 of the Lease is hereby deleted in its entirety and replace with the following:

Premises:

Approximately 160,935 square feet of warehouse space and dock area (the "Dock Area") in Areas 7, 8, and 9 (collectively, the Warehouse Space) and approximately 2,040 square feet of office space adjacent to Area 7 the "Office Space") within the Ozark Terminal facility (the Facility) at Lime Kiln Road, Neosho, Newton County, Missouri, which is located on land legally described on attached Exhibit A, together with the associated parking area (the "Parking Area"). The Warehouse S[pace, including the Dock Area, the Office Space and the Parking Area are depicted on attached Exhibit B and are collectively referred to as the Premises.

     2.     Exhibit B currently attached to the Lease is hereby replaced by Exhibit B attached to this Amendment.

     3.     The Expiration Date of "December 31, 2004" set forth in the paragraph entitled "Term" in Section 1 of the Lease, as amended by the First Amendment, is hereby deleted and its place is substituted "December 31, 2007."

     4.     The paragraph entitled "Rent" in Section 1 of the Lease is hereby deleted in its entirety and replaced with the following:

Rent:	Commencing July 1, 2001 and for each month thereafter to and including December, 2001, Tenant shall pay Rent on the first day of each such month in the amount of $17,110.

Commencing January 1, 2002 and for each month thereafter to and including December, 2002, Tenant shall pay Rent on the first day of each such month in the amount of $17,818

Commencing January 1, 2003 and for each month thereafter to and including December, 2003, Tenant shall pay Rent on the first day of each such month in the amount of $22,579

Commencing January 1, 2004 and for each month thereafter to and including December, 2006, Tenant shall pay Rent on the first day of each such month in the amount of $23,257.

Commencing January 1, 2007 and for each month thereafter to and including December, 2007, Tenant shall pay Rent on the first day of each such month in the amount of $24,623.

     5.     For the purpose of computing Tenant's pro rata share, as defined in Section 10 of the Lease, the numerator shall equal the total square footage of both the Warehouse Space (160,934) and the Office Space (2,040). Since the total square footage of leaseable space within the Facility is approximately 700,000 square feet, Tenant's pro rata share equals 23.3% (162,975/700,000).

     6.     Landlord, at its cost and expense, shall apply a one to two inch thick cap of asphalt to the floor of the new 28,000 square feet of Office Space in Area 7 by January 1, 2003, and shall pave the roadway leading to the Dock Area by January 31, 2003.

     7.     The terms of this Amendment shall be effective beginning January 1, 2003.

     8.     Capitalized terms used but not defined in this Amendment shall have the meanings assigned to them in the Lease.

     9.     All terms and provisions of the Lease not inconsistent or in conflict with the terms of this Amendment shall remain in full force and effect.

     IN WITNESS WHEREOF, Landlord and Tenant have caused this Amendment to be executed as of the day and year first above written.

OZARK TERMINAL, INC.

By: /s/ Kevin R. Bowman, President
Name: Kevin R. Bowman
LANDLORD

BRASS EAGLE INC.

By: Brass Eagle Inc.
Name: /s/ Steve DeMent
Title VP of Operations
TENANT

Exhibit 10 (xxxviii)

BRASS EAGLE INC.

30,000 SHARES OF COMMON STOCK

EMPLOYEE STOCK PURCHASE PLAN

          This document constitutes part of a prospectus covering securities that have been registered under the Securities Act of 1933.

          Neither the Securities and Exchange Commission nor any other regulatory body has approved or disapproved of these securities or passed upon the accuracy or adequacy of this prospectus. Any representation to the contrary is a criminal offense.

June 1, 2002

GENERAL

Brass Eagle Inc. (the "Company"), through its Employee Stock Purchase Plan, intends to provide employees of the Company with an opportunity to purchase shares of the Company's common stock. The plan will be in effect from January 1, 2002, through December 31, 2004. The Company will offer an aggregate of 30,000 shares over the duration of the plan. The shares to be purchased under the plan will come from the Company's authorized but unissued shares. The plan has been approved by stockholders of the Company.

The compensation committee of the Company's board of directors will administer the plan. The members of the compensation committee are selected by the board of directors from the members of the board of directors. The members of the compensation committee serve at the pleasure of the board of directors.

The compensation committee has authority and discretion to interpret any provision of the plan, to adopt rules and regulations for administering the plan, and to make all other determinations it deems necessary for administering the plan. Any determination made by the compensation committee shall be made by a majority of its members. The compensation committee or the board of directors of the Company has the power and authority to terminate or amend the plan; provided, however, no amendment shall be made without the approval of the stockholders to (i) increase the maximum number of shares which may be issued under the plan or (ii) amend the requirements as to the class of employees eligible to purchase stock under the plan. No modification of the plan may adversely affect any employee's rights with regard to an outstanding option under the plan without the consent of such employee.

The plan is not subject to the Employee Retirement Income Security Act of 1974.

Barbara Almond, the Company's Director of Human Resources, should be contacted at the Company's principal office, 1201 S.E. 30th Street, Bentonville, Arkansas 72712, telephone (479) 464-8700, if you desire additional information about the plan and its administrators.

ELIGIBLE EMPLOYEES

Any employee of the Company who has completed ninety (90) days of employment and who is an employee on the date his participation in the plan is to become effective shall be eligible to participate in the plan. For purposes of the plan, "employee" means any person who is customarily employed for more than five (5) months in any calendar year and is regularly scheduled to work more than twenty (20) hours per week.

PURCHASE OF SHARES

Offering Periods
Three offerings of Company common stock will be made under the plan. The first offering will begin on June 1, 2002, and the next two offerings begin on the first day of January in each of 2003 and 2004. Each offering terminates on December 31 of the same calendar year. The number of shares being offered will be 30,000 shares over the duration of the plan.

Payroll Deduction
Employees will purchase shares offered under the plan via payroll deductions. An employee becomes a participant in the plan by completing an authorization for payroll deduction on a form provided by the Company. Such form must be filed with the office of the Treasurer of the Company on or before a date set by the compensation committee. This date will be before the "offering commencement date." The three offering commencement dates are June 11, 2002, January 1, 2003, and January 1, 2004.

At the time a participant files his authorization for payroll deduction, he shall elect to have deductions made from his pay on each payday during the time he is a participant in an offering at the rate of 1, 2, 3, 4, 5, 6, 7, 8, 9 or 10 percent of his "base pay" in effect at the offering commencement date of such offering. Base pay means regular straight-time earnings excluding payments for overtime, shift premium, bonuses and other special payments, commissions and other marketing incentive payments.

All payroll deductions shall be credited to an individual's account under the plan, and a participant may not make any separate cash payment into such account.

As discussed in greater detail below, a participant may discontinue participation in the plan and withdraw payroll deductions credited to his account under the plan, but a participant may not alter the amount of his payroll deductions for a particular offering.

Exercise Of Option to Purchase
Under the plan, shares will be purchased for the first offering on December 31, 2002, for the second offering on December 31, 2003, and for the third offering on December 31, 2004. Unless a participant has given written notice to the Company of his intention to withdraw from the plan, his payroll deductions will be used to purchase shares automatically on the purchase date. A participant will purchase the number of shares of stock which the accumulated payroll deductions in his account on the purchase date will purchase at the applicable purchase price. However, in no event shall more than 250 shares of stock be purchased on any purchase date. Payroll deductions remaining in the participant's account after a purchase date will be returned to the participant.

Purchase Price
The "purchase price" for each offering period shall be the lower of:

          a.     85% of the closing price of a share of the common stock on the offering commencement date (or the nearest prior business day on which trading occurs on the Nasdaq National Market); or

          b.     85% of the closing price of the stock on the purchase date (or the nearest prior business day on which trading occurs).

Maximum Number of Shares a Participant May Purchase
The maximum number of shares a participant may purchase during any year shall be equal to the lower of:

          (i)     250 shares; or

          (ii)     an amount equal to the percentage of the participant's base pay that he has elected to have withheld multiplied by the participant's base pay during the period of the offering divided by 85% of the market value of the stock on the offering commencement date.

"Base pay during the period of the offering" shall be determined by multiplying a participant's weekly rate of pay as in effect on the last day prior to the offering commencement date by 28 or the hourly rate as in effect on the same day by 1,120 for the offering ending December 31, 2002. In the case of the two subsequent offerings, the number to be multiplied by the weekly rate of pay or hourly rate of pay shall be 52 or 2,080, respectively. For part-time employees, the hourly rate shall be multiplied by the number of regularly scheduled hours of work for such employee during the offering.

Delivery of Stock
As promptly as possible after the purchase date during each offering, the Company will deliver to each participant certificates representing the common stock purchased under the plan.

WITHDRAWAL FROM THE PLAN

A participant may withdraw payroll deductions credited to his account under the plan at any time by giving written notice to the Company's Treasurer. The Company will pay to the withdrawing participant, promptly after receipt of his notice of withdrawal, the aggregate amount of payroll deductions credited to his account, without interest, and no further payroll deductions will be made from his pay during such offering. A participant's withdrawal from the plan will not affect his eligibility to participate in subsequent offerings under the plan.

If a participant's employment with the Company ceases for any reason, including retirement or death, but excluding continuation of a leave of absence for a period beyond ninety (90) days, the payroll deductions credited to his account, without interest, will be returned to the participant, or in the case of the participant's death, to the participant's estate. No payroll deductions credited to a participant's account or right to purchase shares under the plan may be sold, transferred, pledged, assigned, or otherwise disposed of in any way by the participant.

A participant on a leave of absence shall continue to be a participant in the plan so long as such participant is on continuous leave of absence. A participant who has been on a leave of absence for more than ninety (90) days shall not be deemed an employee and therefore shall not be entitled to participate in any offering commencing after the ninetieth day of such leave of absence. Additionally, unless a participant on a leave of absence returns to regular full-time or part-time employment with the Company at the earlier of (i) the termination of such leave of absence or (ii) three months from the ninetieth day of such leave of absence, the participant's participation in the plan shall terminate and the payroll deductions credited to his account will be returned to the participant without interest.

RESTRICTIONS ON RESALE

The shares to be purchased under the plan have been registered under the Securities Act of 1933, as amended (the "Securities Act"), thereby allowing the shares to be freely traded without restriction by persons who are not "affiliates" of the Company as that term is defined in the Securities Act. Directors and certain officers of the Company who are deemed to be affiliates will not be able to resell the shares unless the shares have been registered for resale under the Securities Act or an exemption from the registration requirements is available. Purchases of stock under the plan are not subject to the reporting and short-swing profit provisions of Section 16 of the Securities Exchange Act of 1934, as amended, but any reports filed by individuals who are covered by such provisions must reflect in the end-of-period holdings column ownership of shares purchased under the plan. All participants should consult with the Company and legal counsel concerning the securities law implications of transactions under the plan.

TAX INFORMATION

The plan is intended to meet the requirements of Section 423 of the Internal Revenue Code of 1986, as amended. Under the current provisions of Section 423, a participant does not recognize income for federal tax purposes upon the purchase of shares at the purchase price. Also, the Company will not be entitled to a tax deduction at that time.

Any disposition of shares before the expiration of the statutory holding period, the later of two years after the offering commencement date or one year from the date of transfer of shares to the participant, is a disqualifying disposition. For any disqualifying disposition, the participant recognizes at the time of disposition first, ordinary income measured by the difference between the purchase price and the fair market value of the shares at the purchase date, and second, capital gain measured by the difference between the fair market value of the shares on the purchase date and the disposition proceeds. The Company may take a deduction in the year of the disposition equal to the amount that the participant includes as ordinary income.

If the disposition of shares occurs after the statutory holding period has expired, the participant will have capital gain measured by the disposition proceeds less the participant's basis in the shares. The basis in the shares would equal the purchase price plus any ordinary income recognized due to a below fair market value purchase price as described below. No Company deduction is permitted.

Since the plan permits a participant to purchase shares at below fair market value at the offering commencement date, a participant must include as ordinary income upon a disposition after the statutory holding period or upon the participant's death (whenever occurring) while still holding the shares (the transfer of shares to the estate or beneficiary of a deceased participant is treated as a disposition of the shares for purposes of this rule), the lesser of: (i) the amount, if any, by which the fair market value of the shares on the offering commencement date exceeds the purchase price; or (ii) the amount, if any, by which the fair market value of the shares at the time of such disposition or death exceeds the purchase price. There is no basis adjustment for such income included in a deceased participant's gross income. No Company deduction is permitted.

           The plan is not qualified under Section 401(a) of the Code.

           Each participant should consult his tax adviser with regard to the federal and state tax consequences of the purchase and disposition of shares acquired pursuant to the plan.

NON-TRANSFERABILITY; NO LIENS

No payroll deductions credited to a participant's account or right to purchase shares under the plan may be sold, transferred, pledged, assigned, or otherwise disposed of in any way by the participant.

No provision of the plan allows a person to create a lien on the payroll deductions credited to a participant's account or on a participant's right to purchase shares under the plan.

EFFECT OF CHANGES IN CAPITAL STRUCTURE

If, during the life of the plan, shares of the Company's common stock have increased, decreased, changed into, or been exchanged for a different number or kind of shares or securities of the Company through reorganization, merger, recapitalization, reclassification, stock split, reverse stock split or similar transaction, appropriate and proportionate adjustments may be made by the Committee in the number and/or kind of shares which may be purchased under the plan and the purchase price applicable to such shares. However, no adjustments shall be made for stock dividends. For purposes of this provision, any distribution of shares of common stock to shareholders in an aggregate amount of 20% or more of the outstanding shares of common stock of the Company shall be deemed a stock split. Any distribution of shares aggregating less than 20% of the outstanding shares shall be deemed a stock dividend.

Upon dissolution or liquidation of the Company, or upon a reorganization, merger or consolidation of the Company with another corporation as a result of which the Company is not the surviving corporation, or upon a sale of substantially all of the property or stock of the Company to another corporation, participants with rights then existing under the plan will be entitled to receive at the next purchase date for each share that such participant could otherwise have purchased under the plan the amount of cash, securities and/or property, as nearly as reasonably may be determined, which a holder of one share of common stock was entitled to receive at the time of such transaction.

AVAILABLE INFORMATION

The following documents filed by the Company with the Securities and Exchange Commission are incorporated in and made a part of this prospectus by reference, except to the extent that any statement or information therein is modified, superseded or replaced by a statement or information contained in any other subsequently filed document incorporated herein by reference: (i) the Company's Annual Report on Form 10-K for the year ended December 31, 2001; (ii) the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2002; (iii) the Company's Current Report on Form 8-K filed on February 6, 2002; (iv) the description of the Company's Common Stock contained in the Registration Statement on Form 10, which became effective November 25, 1997 and any amendment or report filed for the purpose of updating such description; and (v) from the date of filing of such documents, all documents filed by the Company with the Commission pursuant to Section 13(a), 13(c), 14 or 15(d) of the Exchange Act subsequent to the date of this prospectus and prior to the filing of a post-effective amendment to the registration statement that indicates that all securities offered hereby have been sold or that deregisters all securities then remaining unsold.

A copy of the Company's Annual Report to Stockholders for its latest fiscal year has been or is herewith made available or will be made available, without charge, to any eligible employee upon written or oral request. A copy of any or all of the other documents filed by the Company with the Securities and Exchange Commission and incorporated herein by reference (other than exhibits unless such exhibits are specifically incorporated by reference in any such document) will also be made available, without charge, to any eligible employee upon written or oral request. Additionally, any documents required to be delivered by the Company to eligible employees pursuant to Rule 428(b) under the Exchange Act will be made available, without charge, upon oral or written request. Requests should be directed to Brass Eagle Inc., 1201 S.E. 30th Street, Bentonville, Arkansas 72712, Attention: Barbara Almond, Director of Human Resources, telephone (479) 464-8700.

EXHIBIT 11

BRASS EAGLE INC.

STATEMENT OF COMPUTATION OF EARNINGS PER SHARE
(In thousands except share and per share data)

	2002	2001	2000
Basic Earnings Per Share
Net Income Available to Common Stockholders	$ 9,671	$ 3,926	$ 8,668
	==========	==========	==========
Basic Weighted Average Share Outstanding	7,189,337	7,144,736	7,136,648
	==========	==========	==========
Basic Earnings Per Share	$ 1.35	$ 0.55	$ 1.21
	==========	==========	==========

Diluted Earnings Per Share
Net Income Available to Common Stockholders	$ 9,671	$ 3,926	$ 8,668
	==========	==========	==========
Basic Weighted Average Common Shares
Outstanding	7,189,337	7,144,736	7,136,648
Add Dilutive Effect of Stock Options	271,550	395,371	385,493
Weighted Average Dilutive Common Shares
Outstanding	7,460,887	7,540,108	7,522,141
	==========	==========	==========
Diluted Earnings Per Share	$ 1.30	$ 0.52	$ 1.15
	==========	==========	==========

EXHIBIT 21

BRASS EAGLE INC.

SUBSIDIARIES OF THE REGISTRANT

Brass Eagle Inc., a Delaware corporation, is the parent company. Brass Eagle Challenge Park Inc., a wholly owned subsidiary of Brass Eagle Inc., owns 87% of Challenge Park Xtreme, LLC. JT USA Inc. is a wholly owned subsidiary of Brass Eagle Inc. Brass Eagle Inc. owns 100% of Brass Eagle Mississippi LLC.

Name	Jurisdiction Of Incorporation Or Organization
Brass Eagle Challenge Park Inc.	Delaware corporation
Challenge Park Xtreme, LLC d/b/a Challenge Park Xtreme	Arkansas limited liability company
JT USA Inc.	Delaware corporation
Brass Eagle Mississippi, LLC	Delaware limited liability company

EXHIBIT 23

BRASS EAGLE INC.

CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
Brass Eagle Inc.

We hereby consent to the incorporation by reference of our report on the consolidated financial statements appearing in Brass Eagle Inc. Annual Report on Form 10-K for the year ended December 31, 2002, in the Registration Statement on Form S-8 (as amended, Reg. No. 33-61173) filed with the Securities and Exchange Commission on August 19, 1998 pertaining to the Brass Eagle Inc. 1997 Stock Option Plan and on Form S-8 (as amended, Reg. No. 33-61175) filed with the Securities and Exchange Commission on August 19, 1998 pertaining to the Brass Eagle Inc. Employee Stock Purchase Plan.

                                                                Crowe, Chizek and Company LLP

Oak Brook, Illinois
February 28, 2003

EXHIBIT 24

BRASS EAGLE INC.

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that the undersigned constitutes and appoints E. Lynn Scott and J.R. Brian Hanna, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign the Annual Report on Form 10-K of Brass Eagle Inc. for the fiscal year ended December 31, 2002 and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

/s/ H. Gregory Wold	/s/ Richard W. Hanselman
H. Gregory Wold	Richard W. Hanselman
Director	Director

Date:  February 28, 2003

EXHIBIT 24

BRASS EAGLE INC.

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that the undersigned constitutes and appoints E. Lynn Scott and J.R. Brian Hanna, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign the Annual Report on Form 10-K of Brass Eagle Inc. for the fiscal year ended December 31, 2002 and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

/s/ Anthony J. Dowd
Anthony J. Dowd
Director

Date:  February 28, 2003

EXHIBIT 24

BRASS EAGLE INC.

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that the undersigned constitutes and appoints E. Lynn Scott and J.R. Brian Hanna, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign the Annual Report on Form 10-K of Brass Eagle Inc. for the fiscal year ended December 31, 2002 and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

/s/ Richard W. Hanselman
Richard W. Hanselman
Director

Date:  February 28, 2003

EXHIBIT 24

BRASS EAGLE INC.

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that the undersigned constitutes and appoints E. Lynn Scott and J.R. Brian Hanna, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign the Annual Report on Form 10-K of Brass Eagle Inc. for the fiscal year ended December 31, 2002 and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

/s/ Robert P. Sarrazin
Robert P. Sarrazin
Director

Date:  February 28, 2003

EXHIBIT 24

BRASS EAGLE INC.

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that the undersigned constitutes and appoints E. Lynn Scott and J.R. Brian Hanna, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign the Annual Report on Form 10-K of Brass Eagle Inc. for the fiscal year ended December 31, 2002 and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

/s/ C. Miles Schmidt, Jr.
C. Miles Schmidt, Jr.
Director

Date:  February 28, 2003

Exhibit 99(i)

CERTIFICATION

Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

     I certify that, to the best of my knowledge, the Annual Report on Form 10-K for the year ended December 31, 2002 (the "10-K") of Brass Eagle Inc. (the "Company") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and that the information contained in the 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods covered by the 10-K.

Brass Eagle Inc.

Date: February 28, 2003	By: /s/ E. Lynn Scott
E. Lynn Scott
President, Chief Executive Officer and Director

Exhibit 99(ii)

CERTIFICATION

Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

     I certify that, to the best of my knowledge, the Annual Report on Form 10-K for the year ended December 31, 2002 (the "10-K") of Brass Eagle Inc. (the "Company") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and that the information contained in the 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods covered by the 10-K.

Brass Eagle Inc.

Date: February 28, 2003	By: /s/ J. R. Brian Hanna
J. R. Brian Hanna
Vice President-Finance and Chief Financial Officer and Treasurer