Form 10-Q
period 2003-03-31
BRASS EAGLE INC
filed 2003-05-08
CIK 1046112

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

/X/            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2003.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.          Yes   X                                  No___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b -2 of the Exchange Act).          Yes_______                             No   X

The number of shares of the Registrant's Common Stock, $0.01 par value, outstanding as of May 1, 2003 was 7,311,459.

BRASS EAGLE INC.

FORM 10-Q

QUARTER ENDED MARCH 31, 2003
INDEX

Part I:	Financial Information
Item1.	Condensed Consolidated Financial Statements

Independent Accountants' Report

Condensed Consolidated Balance Sheets as of March 31, 2003
(unaudited) and December 31, 2002

Condensed Consolidated Statements of Operations for the Three Months
ended March 31, 2003 (unaudited) and March 31, 2002 (unaudited)

Condensed Consolidated Statements of Comprehensive Income for the
Three Months Ended March 31, 2003 (unaudited) and March 31, 2002
(unaudited)

Condensed Consolidated Statements of Cash Flows for the Three
Months ended March 31, 2003 (unaudited) and March 31, 2002
(unaudited)

Notes to Condensed Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and
Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II:	Other Information

Item 6.	Exhibits and Reports on Form 8-K

Signatures and Certifications

PART I:    FINANCIAL INFORMATION
Item 1. - Financial Statements

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Shareholders
Brass Eagle Inc.
Bentonville, Arkansas

We have reviewed the condensed consolidated balance sheet of Brass Eagle Inc. as of March 31, 2003 and the related condensed consolidated statements of operations, condensed consolidated statements of comprehensive income and cash flows for the three month period ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated statement of financial position of Brass Eagle Inc. as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity, comprehensive income and cash flows for the year then ended (not presented herein); and in our report dated January 31, 2003, we expressed an unqualified opinion on those consolidated statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Crowe Chizek and Company LLC

Oak Brook, Illinois
April 23, 2003

BRASS EAGLE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except share data)
	MARCH 31,	DECEMBER 31,
	2003	2002
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$ 4,019	$ 365
Accounts receivable - less allowance for doubtful
accounts of $2,200 in 2003 and $2,175 in 2002	12,807	27,215
Inventories	19,711	19,095
Prepaid expenses and other current assets	875	834
Deferred taxes	1,766	2,598
Total current assets	39,178	50,107
Property, plant and equipment, net	16,241	15,949
Other assets
Other assets	702	579
Goodwill	32,284	32,284
	$ 88,405	$ 98,919
	==============	=============
Liabilities and stockholders' equity
Current liabilities
Revolving credit facility	$ 0	$ 4,300
Accounts payable	3,388	4,755
Accrued expenses	4,056	7,336
Current maturities of long-term debt	6,004	6,207
Total current liabilities	13,448	22,598
Long-term debt, less current maturities	7,000	8,400
Deferred income taxes	2,781	2,638
Other liabilities	901	936
Stockholders' equity
Common stock, $.01 par value, 10,000,000 shares
authorized, 7,468,084 issued and 7,309,834
outstanding in 2003; 7,461,511 issued and
7,303,261 outstanding in 2002	75	75
Additional paid-in capital	26,444	26,405
Accumulated other comprehensive loss	(206)	(321)
Retained earnings	38,759	38,985
Treasury stock 158,250 shares at cost	(797)	(797)
	64,275	64,347
	$ 88,405	$ 98,919
	==============	=============
See accompanying notes to condensed consolidated financial statements.

BRASS EAGLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except share and per share data)

	THREE MONTHS ENDED
	MARCH 31,
	2003	2002
	(unaudited)

Net sales	$ 13,412	$ 20,130
Cost of sales	8,259	12,396
Gross profit	5,153	7,734

Operating expenses	5,229	5,649
Operating income (loss)	(76)	2,085

Minority interest	0	51
Interest income	15	29
Interest expense	(304)	(410)
	(289)	(330)
Income (loss) before income taxes	(365)	1,755

Provision (benefit) for income taxes	(139)	666

Net income (loss)	$ (226)	$ 1,089
	==========	=========

Net income (loss) per share:
Basic	$ (0.03)	$ 0.15
Diluted	(0.03)	0.14

Weighted average shares outstanding:
Basic	7,307,464	7,148,673
Diluted	7,307,464	7,541,389

See accompanying notes to condensed consolidated financial statements.

BRASS EAGLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	THREE MONTHS ENDED
	MARCH 31,
	2003	2002
	(unaudited)

Net income (loss)	$ (226)	$ 1,089
Other comprehensive income:
Gain on derivative, net of tax	115	115
Comprehensive income (loss)	$ (111)	$ 1,204
	==========	=========

See accompanying notes to condensed consolidated financial statements.

BRASS EAGLE INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	THREE MONTHS ENDED
	MARCH 31,
	2003	2002
	(Unaudited)
Cash flows from operating activities
Net income (loss)	$ (226)	$ 1,089
Adjustments to reconcile net income (loss) to net cash from operating activities
Deferred income taxes	905	116
Deferred compensation	6	20
Depreciation and amortization	754	687
Provision for doubtful accounts	13	46
Minority interest	0	(51)
Stock compensation expense	12	10
Changes in assets and liabilities
Accounts receivable	14,395	9,086
Inventories	(616)	(41)
Prepaid expenses and other assets	(96)	(433)
Accounts payable and accrued expenses	(4,647)	(1,433)
Net cash from operating activities	10,500	9,096
Cash flows from investing activities
Purchases of property and equipment	(970)	(414)
Net cash from investing activities	(970)	(414)
Cash flows from financing activities
Payments on long-term debt	(1,603)	(1,602)
Net payments on line of credit	(4,300)	(3,900)
Issuance of stock	27	0
Net cash from financing activities	(5,876)	(5,502)
Net change in cash	3,654	3,180
Cash at beginning of period	365	9
Cash at end of period	$ 4,019	$ 3,189
	==========	==========
Supplemental disclosures of cash flow information
Cash paid during the period:
Taxes	$ 250	$ 320
Interest	338	389

See accompanying notes to condensed consolidated financial statements.

BRASS EAGLE INC.

Notes to Condensed Consolidated Financial Statements
(All information for the three month periods ended March 31, 2003 and 2002 is unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies and practices followed by Brass Eagle Inc. ("Brass Eagle") are as follows:

Description of Business:  Brass Eagle is a leading manufacturer of paintball markers and other paintball products. Brass Eagle sells its products through major domestic and international retailers and paintball specialty stores. The financial statements include the accounts of Brass Eagle and its subsidiaries.

Interim Results:  The accompanying condensed consolidated financial statements are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the results of the interim periods. The results of operations for the three month period ended March 31, 2003 are not necessarily indicative of the results expected for the full calendar year. Because all of the disclosures required by accounting principles generally accepted in the United States of America are not included, these interim statements should be read in conjunction with the financial statements and notes thereto contained in Brass Eagle's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Stock-Based Compensation.  Employee compensation expense under stock options is reported using the intrinsic method. No employee stock-based compensation cost is reflected in net income (loss), since all options had an exercise price equal to or greater than the market price of the underlying common stock at the date of grant. Stock compensation expense is recognized for stock issued to Directors for services rendered throughout the year. The following table illustrates the effects on net income (loss) and earnings (loss) per share if expense was measured using the fair value recognition provision of FASB Statement No. 123 Accounting for Stock Based Compensation:

	1st Quarter 2003	1st Quarter 2002

Net income (loss) as reported	$ (226)	$ 1,089

Pro forma stock-based compensation expense, net of related tax effects	$ 36	$ 73

Pro forma net income (loss)	$ (262)	$ 1,016

Basic earnings (loss) per share as reported	$ (.03)	$ 0.15
Pro forma basic earnings (loss) per share	$ (.04)	$ 0.14
Diluted earnings (loss) per share as reported	$ (.03)	$ 0.14
Pro forma diluted earnings (loss) per share	$ (.04)	$ 0.14

NOTE 2 - INVENTORIES

Inventories consist of the following components (in thousands):

	March 31,	December 31,
	2003	2002

Finished goods	$ 15,668	$ 15,989
Raw materials	4,043	3,106
Total Inventory	$ 19,711	$ 19,095
	==========	==========

NOTE 3 - FINANCIAL INSTRUMENTS

Brass Eagle adopted SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities", on January 1, 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

During fiscal 2000, Brass Eagle entered into an interest rate swap arrangement, which is a derivative financial instrument with a bank. The purpose of the interest rate swap arrangement is to reduce exposure to interest rate fluctuations by effectively fixing the interest rate on part of the borrowings under Brass Eagle's term debt. The term of the hedge is through August 29, 2003. For the three months ended March 31, 2003, Brass Eagle recorded a gain to comprehensive income of $115,000, net of income taxes of $70,000. For the three months ended March 31, 2002, Brass Eagle recorded a gain of $115,000 to comprehensive income, net of taxes of $88,000.

NOTE 4 - CREDIT FACILITY & LONG-TERM DEBT BORROWINGS

The Senior Credit Facility, dated June 30, 2000 and modified on February 1, 2001, December 31, 2001 and September 10, 2002, is comprised of a $12.5 million revolving credit facility with a seasonal increase to $17.5 million ($0 million outstanding at March 31, 2003), a $2.0 million term loan and a $28.0 million term loan used for the acquisition of substantially all the assets of JT USA, L.P. The funds available under the revolving credit facility are limited to eligible accounts receivable and inventory, as defined, up to a maximum of $12.5 million (with a seasonal increase to $17.5 million from October 15 to January 15). The credit facility is secured by all tangible and intangible assets of Brass Eagle, exclusive of its investment in Challenge Park Xtreme, LLC. Brass Eagle may borrow up to 70% of the eligible accounts receivable balance.

The $28.0 million term loan requires quarterly principal payments of $1.4 million and matures in June 2005 ($12.6 million outstanding as of March 31, 2003). The $2.0 million term loan requires quarterly principal payments of $0.2 million and matures in September, 2003 ($0.4 million outstanding as of March 31, 2003).

Borrowings bear interest as designated by Brass Eagle at either the bank's prime rate (plus 1.50% based on Brass Eagles' leverage ratio) or LIBOR (plus 1.25% to 2.50% based on Brass Eagle's leverage ratio).

The agreement, including the amendments executed on February 1, 2001, December 31, 2001 and September 10, 2002, includes certain quarterly restrictive covenants, including maintaining a minimum net worth of $40.0 million plus 75% of net income from the time of borrowing, a leverage ratio of 2.0 to 1.0 and a 1.0 to 1.0 fully-loaded fixed charge coverage ratio. If Brass Eagle's fully-loaded fixed charge coverage ratio falls below 1.0 to 1.0, Brass Eagle will pay a 25 basis point premium above the stated pricing spreads until such time that it reports a fully-loaded fixed charge coverage ratio in excess of 1.0 to 1.0. The agreement limits capital expenditures to $4.5 million per year for 2002 and thereafter. Brass Eagle was in compliance with these covenants at March 31, 2003.

Financing costs related to the original structuring of the above financing agreement were capitalized and are being amortized over the remaining life of the respective loan. These costs are classified as other long term assets on the accompanying balance sheet.

NOTE 5- GOODWILL

Brass Eagle adopted FAS 142, "Goodwill and Other Intangible Assets", on January 1, 2002. This statement resulted in the cessation of goodwill amortization. Goodwill will be subject to at least an annual assessment of impairment. As of March 31, 2003, Brass Eagle has goodwill and other intangible assets (net of amortization) of $32.3 million

NOTE 6 - DEFERRED COMPENSATION

In November, 2001, Brass Eagle established a non-qualified Deferred Compensation Plan which is exempt from certain restrictions imposed by the Internal Revenue Code on 401(k) plans. Participation in the Deferred Compensation Plan is limited to select management of the company. Participants may contribute up to 100 percent of their gross pay, including bonuses. Brass Eagle will match half of each participant's contribution up to 10 percent of the respective individuals compensation. Assets are held in individual accounts for each participant and earn a rate of return based on participant-selected investment options. The amounts deposited in the plan by the participants are unsecured liabilities of Brass Eagle.

Brass Eagle purchased company-owned life insurance policies insuring the lives of the group of participants to finance the plan.

The cash surrender value of life insurance at March 31, 2003 was $507,000. Brass Eagle's contribution for the three months ended March 31, 2003 was $40,000. The liability for deferred compensation at March 31, 2003 was $568,000.

ITEM 2. -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements for the three months ended March 31, 2003 and the 2002
10-K.

Special Note Regarding Forward-Looking Statements

Certain statements in this filing and in other filings by Brass Eagle with the Securities and Exchange Commission and in press releases, presentations by Brass Eagle or its management and oral statements may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may include statements regarding Brass Eagle's financial position, results of operations, market position, product development, regulatory matters, growth opportunities and growth rates, acquisition and divestiture opportunities, and other similar forecasts and statements of expectation. Words such as expects, anticipates, intends, plans, projects, believes, seeks, estimates, should, will and variations of these words and similar expressions, are intended to identify these forward-looking statements. The statements are not statements of historical fact. Rather, they are based on Brass Eagle's estimates, assumptions, projections and current expectations, and are not guarantees of future performance. Brass Eagle disclaims any obligation to update or revise any forward-looking statement based upon the occurrence of future events, the receipt of new information, or otherwise. The forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of Brass Eagle to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause Brass Eagle's actual results to differ materially from the results, projections and expectations expressed in the forward-looking statements include the following possibilities:

(1)    The intensification of price competition, the entry of new competitors or the introduction of new products by new or existing competitors,
(2)    Failure to maintain relationships with mass merchandisers,
(3)    Inability to carry out marketing and sales plans or to integrate acquired businesses,
(4)    A decline in the rate of growth of participation in the sport of paintball,
(5)    General economic and business conditions which are less favorable than expected or which improve at a slower rate than expected,
(6)    Failure to maintain credit facilities on satisfactory terms or to comply with credit facility covenants and required ratios,
(7)    The increased risk during economic downturns that Brass Eagle's customers may declare bankruptcy or experience payment difficulties,
(8)    Decreases in customer spending levels due to general economic conditions or other factors affecting their volume of business, and
(9)    Increased cost of goods purchased or increased production or freight and tariff costs.

RESULTS OF OPERATIONS

The following table sets forth operations data as a percentage of net sales for the periods indicated:

	Three Months Ended
	March 31,
	2003	2002
Net sales	100.0%	100.0%
Cost of sales	61.6%	61.6%
Gross profit	38.4%	38.4%
Operating expenses	39.0%	28.1%
Operating income (loss)	(0.6)%	10.4%
Net income (loss)	(1.7)%	5.4%

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

Net Sales.  Net sales decreased by 33.3% to $13.4 million for the three months ended March 31, 2003, compared to $20.1 million for the three months ended March 31, 2002. The decrease in net sales was primarily due to a soft retail environment for paintball products prompting reductions in major retailers' inventories.

Domestic sales of Brass Eagle products decreased by 37.2% to $11.8 million (or 88.1% of sales) for the three months ended March 31, 2003 from $18.8 million (or 93.5% of sales) for the three months ended March 31, 2002. International sales increased by 23.1% to $1.6 million (11.9% of sales) for the three months ended March 31, 2003 from $1.3 million (or 6.5% of sales) for the three months ended March 31, 2002. The increase in international sales was primarily due to sales to a new European distributor.

Gross Profit.  Gross profit as a percentage of net sales remained the same at 38.4% for the three months ended March 31, 2003, and for the three months ended March 31, 2002.

Operating Expenses.  Operating expenses decreased 7.1% to $5.2 million in the three months ended March 31, 2003, compared to $5.6 million in the three months ended March 31, 2002. As a percentage of net sales, operating expenses were 39.0% for the three months ended March 31, 2003 compared to 28.1% for the three months ended March 31, 2002. The increased percentage is due to most of the period expenses remaining relatively constant while sales declined and an overall increase in certain variable expense categories including commissions for international sales, insurance and freight costs.

Operating Income.  Operating income decreased by 104.8% to a loss of $0.1 million in the three months ended March 31, 2003, compared to $2.1 million income in the three months ended March 31, 2002. The decrease was primarily due to decreased sales associated with the soft retail environment for paintball products.

Interest.  Brass Eagle recorded net interest expense of $289,000 for the three months ended March 31, 2003, compared to $381,000 for the three months ended March 31, 2002. The decrease in net interest expense was due to a reduction in the average amount borrowed for the three months ended March 31, 2003 compared to the three months ended March 31, 2002.

Income Tax Rate.  Brass Eagle's effective federal and state income tax rate was 38.1% for the three months ended March 31, 2003 and 37.9% for the three months ended March 31, 2002.

Liquidity and Capital Resources

At March 31, 2003 Brass Eagle had working capital of $25.7 million. Brass Eagle had in place a $40.0 million Senior Credit Facility with Bank of America as of December 31, 2000. On December 31, 2001, this Credit Facility was modified to adjust certain restrictive covenants. On September 10, 2002, this Credit Facility was modified to adjust the availability under the revolving line of credit to $12.5 million with a seasonal increase to $17.5 million from October 15 to January 15 and adjust certain restrictive covenants. Brass Eagle is currently in compliance with all restrictive covenants of the Credit Facility.

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

Net cash provided by operating activities for the three months ended March 31, 2003 was $10.5 million, consisting primarily of net loss of $226,000, depreciation and amortization expense of $754,000, plus a net decrease in accounts receivable of $14.4 million, a decrease in accounts payable and accrued expenses of $4.6 million, an increase in prepaid expenses of $96,000, an increase in inventory of $616,000 and a decrease in deferred taxes of $905,000.

Net cash used in investing activities was $970,000 for the three months ended March 31, 2003, which was for purchases of land, property and equipment.

Net cash used in financing activities was $5.9 million in the three months ended March 31, 2003, due to the reduction of long-term debt of $1.6 million and payments on the line of credit of $4.3 million.

Brass Eagle has the following contractual obligations as of March 31, 2003 that can impact its liquidity:

Contractual Obligations (In thousands)	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-Term Debt	$ 13,004	$ 6,004	$ 7,000	$ 0	$ 0
Line of Credit *	$ 0	$ 0	$ 0	$ 0	$ 0
Operating Leases	$ 2,955	$ 1,008	$ 1,294	$ 653	$ 0
	________	_________	__________	_________	____________
Total Contractual Cash Obligations	$ 15,959	$ 7,012	$ 8,294	$ 653	$ 0
	=======	========	========	========	==========

Amount of Commitment Expiration Per Period
Other Commercial Commitments (In thousands)	Total Amounts Committed	Less Than 1 Year	1-3 Years	4-5 Years	Over 5 Years
Line of Credit *	$ 12,500	$ 0	$ 12,500	$ 0	$ 0
Standby Letters of Credit	$ 0	$ 0	$ 0	$ 0	$ 0
	_________	__________	__________	_________	__________
Total Commercial Commitments	$ 12,500	$ 0	$ 12,500	$ 0	$ 0
	========	========	========	========	=========
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

The following table provides information on Brass Eagle's fixed maturity investments as of March 31, 2003 that are sensitive to changes in interest rates. The table also presents the debt upon which an interest rate swap agreement was entered. Since the interest rate swap effectively fixes the interest rate on the notional amount of debt, changes in interest rates have no current effect on the interest expense recorded by Brass Eagle on the portion of the debt covered by the interest rate swap.

Liability	Amount	Maturity Date
Variable rate debt	$ 13.0 million	June 30, 2005
Interest rate swap notional amount (Amount included in $13.0 million)	$ 13.0 million	August 29, 2003

ITEM 4:  CONTROLS AND PROCEDURES

The President and Chief Financial Officer evaluated the Company's disclosure controls and procedures as of March 31, 2003. They have concluded that the effectiveness of the Company's disclosure controls and procedures are appropriate.

The President and Chief Financial Officer of Brass Eagle have communicated to the Auditors and the Audit Committee, in writing effective March 31, 2003, the following:

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

There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II: OTHER INFORMATION
Item 6.  Exhibits and Reports on Form 8-K

     The following exhibits are filed with this Report:

(a)  Exhibits

Exhibit
Number	Description of Document

11	Statement of Computation of Earnings Per Share

______________________________________________________________________________

(b)  Reports on Form 8-K:

Brass Eagle filed no Current Reports on Form 8-K during the 1st quarter of 2003.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Brass Eagle Inc.

Date: May 8, 2003	By: /s/ J. R. Brian Hanna
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

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant of, and for, the periods presented in this quarterly report;

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

Date: April 23, 2003	By: /s/ E. Lynn Scott
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

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant of, and for, the periods presented in this quarterly report;

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

Date: April 23, 2003	By: /s/ J. R. Brian Hanna
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

Exhibit 11

STATEMENT OF COMPUTATION OF EARNINGS PER SHARE
(In thousands except share and per share data)

	THREE MONTHS ENDED
	MARCH 31,
	2003	2002
Basic Net Income (loss) Per Share:

Net income (loss) available to common stockholders	$ (226)	$ 1,089
	=============	==========
Weighted average common shares outstanding	7,307,464	7,148,673
	=============	==========
Basic net income (loss) per share	$ (0.03)	$ 0.15
	=============	==========

Diluted Net Income (Loss) Per Share:

Net income (loss) available to common stockholders	$ (226)	$ 1,089
	=============	==========
Pro forma basic weighted average common shares
Outstanding	7,307,464	7,148,673
Add dilutive effect of stock options	0	392,716
Weighted average dilutive common shares outstanding	7,307,464	7,541,389
	=============	==========
Diluted net income (loss) per share	$ (0.03)	$ 0.14
	=============	==========

Exhibit 99(i)

CERTIFICATION

Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

     I certify that, to the best of my knowledge, the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (the "10-Q") of Brass Eagle Inc. (the "Company") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and that the information contained in the 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods covered by the 10-Q.

Brass Eagle Inc.

Date: April 23, 2003	By: /s/ E. Lynn Scott
E. Lynn Scott
President, Chief Executive Officer and Director

Exhibit 99(ii)

CERTIFICATION

Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

     I certify that, to the best of my knowledge, the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (the "10-Q") of Brass Eagle Inc. (the "Company") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and that the information contained in the 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods covered by the 10-Q.

Brass Eagle Inc.

Date: April 23, 2003	By: /s/ J. R. Brian Hanna
J. R. Brian Hanna
Vice President-Finance and Chief Financial Officer and Treasurer