Form 10-Q
period 2003-06-30
BRASS EAGLE INC
filed 2003-08-07
CIK 1046112

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

/X/            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2003.

OR

/  /           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For The Transition Period From ____ To

Commission File Number 0-23385

BRASS EAGLE INC.
(Exact name of registrant as specified in its charter)

Delaware	71-0578572
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

1201 S. E. 30th St., Bentonville, Arkansas 72712
(Address of principal executive offices) (zip code)

479-464-8700
(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.           Yes X                                   No___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes_______                             No       X

The number of shares of the Registrant's Common Stock, $0.01 par value, outstanding as of July 31, 2003 was 7,488,954.

BRASS EAGLE INC.

FORM 10-Q

QUARTER ENDED JUNE 30, 2003
INDEX

Part I:	Financial Information

Item1.	Financial Statements
Independent Accountants' Report
Condensed Consolidated Balance Sheets as of June 30, 2003 (unaudited) and December
31, 2002 (unaudited)
Condensed Consolidated Statements of Operations for the Three and Six Months ended
June 30, 2003 (unaudited) and June 30, 2002 (unaudited)
Condensed Consolidated Statements of Comprehensive Income for the Three and Six
Months Ended June 30, 2003 (unaudited) and June 30, 2002 (unaudited)
Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30,
2003 (unaudited) and June 30, 2002 (unaudited)
Notes to Condensed Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II:	Other Information

Item 1.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits and Reports on Form 8-K

Signatures and Certifications

PART I:    FINANCIAL INFORMATION
Item 1. - Financial Statements

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Shareholders
Brass Eagle Inc.
Bentonville, Arkansas

We have reviewed the condensed consolidated balance sheet of Brass Eagle Inc. as of June 30, 2003 and the related condensed consolidated statements of operations and comprehensive income for the three month and six month periods ended June 30, 2003 and 2002, and the condensed consolidated statements of cash flows for the six month periods ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

Crowe Chizek and Company LLC

Oak Brook, Illinois
July 24, 2003

BRASS EAGLE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except share data)
	JUNE 30,	DECEMBER 31,
	2003	2002
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$ 230	$ 365
Accounts receivable - less allowance
for doubtful accounts of $508 in 2003
and $2,175 in 2002	25,035	27,215
Inventories	19,508	19,095
Prepaid expenses and other current assets	907	834
Deferred taxes	1,987	2,598
Total current assets	47,667	50,107
Property, plant and equipment, net	15,912	15,949
Other assets
Other assets	754	579
Goodwill	32,284	32,284
	$ 96,617	$ 98,919
	==============	=============
Liabilities and stockholders' equity
Current liabilities
Revolving credit facility	$ 3,800	$ 4,300
Accounts payable	8,312	4,755
Accrued expenses	4,285	7,336
Current maturities of long-term debt	5,801	6,207
Total current liabilities	22,198	22,598
Long-term debt, less current maturities	5,600	8,400
Deferred income taxes	2,634	2,638
Other liabilities	814	936
Stockholders' equity
Common stock, $.01 par value, 10,000,000
shares authorized, 7,705,434 issued and
7,487,454 outstanding in 2003; 7,461,511
issued and 7,303,261 outstanding in 2002	77	75
Additional paid-in capital	27,262	26,405
Accumulated other comprehensive loss	(83)	(321)
Retained earnings	39,391	38,985
Treasury stock 158,250 shares at cost 2002, 217,980 shares at cost 2003	(1,276)	(797)
	65,371	64,347
	$ 96,617	$ 98,919
	==============	=============
See accompanying notes to condensed consolidated financial statements.

BRASS EAGLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except share and per share data)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2003	2002	2003	2002
	(unaudited)		(unaudited)

Net sales	$ 24,627	$ 26,694	$ 38,039	$ 46,824
Cost of sales	16,706	16,493	24,965	28,889
Gross profit	7,921	10,201	13,074	17,935

Operating expenses	6,626	6,070	11,855	11,719
Operating income	1,295	4,131	1,219	6,216

Minority interest	0	18	0	69
Interest income (expense)	(278)	(354)	(567)	(735)
	(278)	(336)	(567)	(666)
Income before income taxes	1,017	3,795	652	5,550

Provision for income taxes	385	1,426	246	2,092

Net income	$ 632	$ 2,369	$ 406	$ 3,458
	===========	=========	==========	=========
Net income per share:
Basic	$ 0.09	$ 0.33	$ 0.06	$ 0.48
Diluted	0.08	0.31	0.05	0.46

Weighted average shares outstanding:
Basic	7,344,004	7,150,744	7,325,835	7,149,674
Diluted	7,578,356	7,541,281	7,580,530	7,536,606

See accompanying notes to condensed consolidated financial statements.

BRASS EAGLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	20030	2002	2003	2002
	(unaudited)		(unaudited)
Net income	$ 632	$ 2,369	$ 406	$ 3,458
Other comprehensive income (loss):
(Loss)/Gain on derivative, net of tax	123	(36)	238	79
Comprehensive income	$ 755	$ 2,333	$ 644	$ 3,537
	==========	=========	=========	=======

See accompanying notes to condensed consolidated financial statements.

BRASS EAGLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(In thousands)

	SIX MONTHS ENDED
	JUNE 30,
	2003	2002
	(Unaudited)
Cash flows from operating activities
Net income	$ 406	$ 3,458
Adjustments to reconcile net income to net cash from operating activities
Deferred income taxes	462	138
Deferred compensation	45	46
Depreciation and amortization	1,504	1,373
Provision for doubtful accounts	73	108
Minority interest	0	(69)
Stock compensation expense	58	20
(Gain) / Loss on disposition of equipment	20	(2)
Changes in assets and liabilities
Accounts receivable	2,107	4,708
Inventories	(413)	(3,612)
Prepaid expenses and other assets	(132)	211
Accounts payable and accrued expenses	1,144	2,306
Net cash from operating activities	5,274	8,685
Cash flows from investing activities
Purchases of property and equipment	(1,387)	(1,002)
Proceeds on sale of equipment	0	7
Net cash from investing activities	(1,387)	(995)
Cash flows from financing activities
Payments on long-term debt	(3,206)	(3,204)
Net payments on line of credit	(500)	(3,900)
Purchase of treasury stock	(370)	0
Issuance of stock	27	0
Exercise of stock options	27	0
Net cash from financing activities	(4,022)	(7,104)
Net change in cash	(135)	586
Cash at beginning of period	365	9
Cash at end of period	$ 230	$ 595
	==========	==========
Supplemental disclosures of cash flow information
Cash paid during the period:
Taxes	$ 200	$ 1,300
Interest	622	797

See accompanying notes to condensed consolidated financial statements.

BRASS EAGLE INC.

Notes to Condensed Consolidated Financial Statements
(All information for the three and six month periods ended June 30, 2003 and 2002 is unaudited)

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

Interim Results:  The accompanying condensed consolidated financial statements are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the results of the interim periods. The results of operations for the three month and six month periods ended June 30, 2003 and 2002 are not necessarily indicative of the results expected for the full calendar year. Because all of the disclosures required by accounting principles generally accepted in the United States of America are not included, these interim statements should be read in conjunction with the financial statements and notes thereto contained in Brass Eagle's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Stock-Based Compensation.  Employee compensation expense under stock options is reported using the intrinsic method. No employee stock-based compensation cost is reflected in net income, since all options had an exercise price equal to or greater than the market price of the underlying common stock at the date of grant. Stock compensation expense is recognized for stock issued to Directors for services rendered throughout the year. The following table illustrates the effects on net income and earnings per share if expense was measured using the fair value recognition provision of FASB Statement No. 123 Accounting for Stock Based Compensation:

SIX MONTHS ENDED JUNE 30,
	2003	2002

Net income as reported	$ 406	$ 3,458

Pro forma stock-based compensation expense, net of related tax effects	$ 81	$ 146

Pro forma net income	$ 325	$ 3,312

Basic earnings per share as reported	$ .06	$ .48
Pro forma basic earnings per share	$ .04	$ .46
Diluted earnings per share as reported	$ .05	$ .46
Pro forma diluted earnings per share	$ .04	$ .44

NOTE 2 - INVENTORIES

Inventories consist of the following components (in thousands):

	June 30,	December 31,
	2003	2002

Finished goods	$ 15,294	$ 15,989
Raw materials	4,214	3,106
Total Inventory	$ 19,508	$ 19,095
	==========	==========

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

During fiscal 2000, Brass Eagle entered into an interest rate swap arrangement, which is a derivative financial instrument, with a bank. The purpose of the interest rate swap arrangement is to reduce exposure to interest rate fluctuations by effectively fixing the interest rate on part of the borrowings under Brass Eagle's term debt. The term of the hedge is through August 29, 2003. For the six months ended June 30, 2003, Brass Eagle recorded a gain to comprehensive income of $238,000, net of income taxes of $145,000. For the six months ended June 30, 2002, Brass Eagle recorded a gain of $79,000 to comprehensive income, net of taxes of $66,000. At June 30, 2003 the market value of the interest rate swap was ($135,000).

NOTE 4 - CREDIT FACILITY & LONG-TERM DEBT BORROWINGS

The Senior Credit Facility, dated June 30, 2000 and modified on February 1, 2001, December 31, 2001, September 10, 2002 and July 31, 2003, is comprised of a $12.5 million revolving credit facility with a seasonal increase to $17.5 million ($3.8 million outstanding at June 30, 2003), a $2.0 million term loan and a $28.0 million term loan used for the acquisition of substantially all the assets of JT USA, L.P. The funds available under the revolving credit facility are limited to eligible accounts receivable and inventory, as defined, up to a maximum of $12.5 million (with a seasonal increase to $17.5 million from October 15 to January 15). The credit facility is secured by all tangible and intangible assets of Brass Eagle, exclusive of its investment in Challenge Park Xtreme, LLC. Brass Eagle may borrow up to 70% of the eligible accounts receivable balance.

The $28.0 million term loan requires quarterly principal payments of $1.4 million and matures in June 2005 ($11.2 million outstanding as of June 30, 2003). The $2.0 million term loan requires quarterly principal payments of $0.2 million and matures in September, 2003 ($0.2 million outstanding as of June 30, 2003).

Borrowings bear interest as designated by Brass Eagle at either the bank's prime rate (plus 1.50% based on Brass Eagles' leverage ratio) or LIBOR (plus 1.25% to 2.50% based on Brass Eagle's leverage ratio).

The agreement, including the amendments executed on February 1, 2001, December 31, 2001, September 10, 2002 and July 31, 2003, includes certain quarterly restrictive covenants, including maintaining a minimum net worth of $40.0 million plus 75% of net income from the time of borrowing, a leverage ratio of 2.0 to 1.0, and a 1.0 to 1.0 fully-loaded fixed charge coverage ratio. The agreement limits capital expenditures to $4.5 million per year for 2002 and thereafter. Brass Eagle is currently in compliance with all restrictive covenants.

Financing costs related to the original structuring of the above financing agreement were capitalized and are being amortized over the remaining life of the respective loan. These costs are classified as other long term assets on the accompanying balance sheet.

NOTE 5- GOODWILL

Brass Eagle adopted FAS 142, "Goodwill and Other Intangible Assets", on January 1, 2002. This statement resulted in the cessation of goodwill amortization. Goodwill is subject to at least an annual assessment of impairment. As of June 30, 2003, Brass Eagle had goodwill and other intangible assets (net of amortization) of $32.3 million

NOTE 6 - DEFERRED COMPENSATION

In November, 2001, Brass Eagle established a non-qualified Deferred Compensation Plan which is exempt from certain restrictions imposed by the Internal Revenue Code on 401(k) plans. Participation in the Deferred Compensation Plan is limited to select management of the company. Participants may contribute up to 100 percent of their gross pay, including bonuses. Brass Eagle will match half of each participant's contribution up to 10 percent of the respective individual's compensation. Assets are held in individual accounts for each participant and earn a rate of return based on participant-selected investment options. The amounts deposited in the plan by the participants are unsecured liabilities of Brass Eagle.

Brass Eagle purchased company-owned life insurance policies insuring the lives of the group of participants to finance the plan.

The cash surrender value of life insurance at June 30, 2003 was $579,000. Brass Eagle's contribution for the six months ended June 30, 2003 was $63,000. The liability for deferred compensation at June 30, 2003 was $679,000.

ITEM 2. -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements for the three months and six months ended June 30, 2003 and June 30, 2002 and the 2002 10-K.

Special Note Regarding Forward-Looking Statements

Certain statements in this filing and in other filings by Brass Eagle with the Securities and Exchange Commission and in press releases, presentations by Brass Eagle or its management and oral statements may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may include statements regarding Brass Eagle's financial position, results of operations, market position, product development, regulatory matters, growth opportunities and growth rates, acquisition and divestiture opportunities, and other similar forecasts and statements of expectation. Words such as expects, anticipates, intends, plans, projects, believes, seeks, estimates, should, will and variations of these words and similar expressions, are intended to identify these forward-looking statements. The statements are not statements of historical fact. Rather, they are based on Brass Eagle's estimates, assumptions, projections and current expectations, and are not guarantees of future performance. Brass Eagle disclaims any obligation to update or revise any forward-looking statement based upon the occurrence of future events, the receipt of new information, or otherwise. The forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of Brass Eagle to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause Brass Eagle's actual results to differ materially from the results, projections and expectations expressed in the forward-looking statements include the following possibilities:

(1)      The intensification of price competition, the entry of new competitors or the introduction of new products by new or existing competitors,
(2)      Failure to maintain relationships with mass merchandisers or satisfactorily service customers,
(3)      Inability to carry out marketing and sales plans or to integrate acquired businesses,
(4)      A decline in the rate of growth of participation in the sport of paintball,
(5)      General economic and business conditions which are less favorable than expected or which improve at a slower rate than expected,
(6)      Failure to maintain credit facilities on satisfactory terms or to comply with credit facility covenants and required ratios,
(7)      The increased risk during economic downturns that Brass Eagle's customers may declare bankruptcy or experience payment difficulties,
(8)      Decreases in customer spending levels due to general economic conditions or other factors affecting their volume of business,
(9)      Increased cost of goods purchased or increased production or freight and tariff costs,
(10)    The mix of products sold,
(11)    Shipment delays,
(12)    Competitive pricing pressures, and
(13)    Increased operating expenses.

RESULTS OF OPERATIONS

The following table sets forth operations data as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	67.8%	61.8%	65.6%	61.7%
Gross profit	32.2%	38.2%	34.4%	38.3%
Operating expenses	26.9%	22.7%	31.2%	25.0%
Operating income	5.3%	15.5%	3.2%	13.3%
Net income	2.6%	8.9%	1.1%	7.4%

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

Net Sales.  Net sales decreased by 7.9% to $24.6 million for the three months ended June 30, 2003, compared to $26.7 million for the three months ended June 30, 2002. The decrease in net sales was primarily due to the continuation of inventory reductions by mass merchandisers through reduced purchases, despite improved retail sales compared to the first quarter.

Domestic sales of Brass Eagle products decreased by 13.4% to $21.4 million (or 87.2% of sales) for the three months ended June 30, 2003 from $24.7 million (or 92.5% of sales) for the three months ended June 30, 2002. International sales increased by 60.0% to $3.2 million (12.8% of sales) for the three months ended June 30, 2003 from $2.0 million (or 7.5% of sales) for the three months ended June 30, 2002. The increase in international sales was primarily due to sales made to a new European distributor as part of Brass Eagle's continued focus on growing international business.

Gross Profit.  Gross profit as a percentage of net sales decreased to 32.2% for the three months ended June 30, 2003, compared to 38.2% for the three months ended June 30, 2002. The decrease was due primarily to discounts offered on certain slower moving products to reduce inventories and air freight expenses incurred to expedite the arrival of product sourced in Asia. As a result of some temporary complications arising during the quarter in connection with the implementation of a new inventory planning and warehouse management system, the Company did not have clear visibility of inventory in its supply-chain pipeline which necessitated expediting the import of products to meet customer order deadlines. These events accounted for approximately four percentage points of gross margin and are not expected to reoccur to this extent in the future.

Operating Expenses.  Operating expenses increased 8.2% to $6.6 million in the three months ended June 30, 2003, compared to $6.1 million in the three months ended June 30, 2002. As a percentage of net sales, operating expenses were 26.9% for the three months ended June 30, 2003 compared to 22.7% for the three months ended June 30, 2002. The increased percentage is due to most of the period expenses remaining relatively consistent while sales declined and an overall increase in certain variable expense categories including freight, commissions, shipping expenses and co-op advertising. Reduced sales to the mass merchandisers led to a change in sales mix by distribution channel, resulting in higher variable selling costs as a percentage of net sales. However, increased shipping and freight costs necessary as a result of temporary implementation issues with a new warehouse management system were the primary reasons for the increased variable selling costs.

Operating Income.  Operating income decreased by 68.3% to $1.3 million in the three months ended June 30, 2003, compared to $4.1 million in the three months ended June 30, 2002. The decrease was primarily due to the decline in revenues, lower gross profit margins and increased operating expenses.

Interest.  Brass Eagle recorded net interest expense of $278,000 for the three months ended June 30, 2003, compared to $354,000 for the three months ended June 30, 2002. The decrease in net interest expense was due to a reduction in the amount borrowed, as well as lower interest rates.

Income Tax Rate.  Brass Eagle's effective federal and state income tax rate was 37.9% for the three months ended June 30, 2003 and 37.6% for the three months ended June 30, 2002. The increase in the income tax rate is due to higher effective state taxes due to a reduction in tax credits from the State of Missouri.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

Net Sales.  Net sales decreased by 18.8% to $38.0 million for the first six months of 2003, compared to $46.8 million for the first six months of 2002. The decrease in net sales was primarily due to a soft retail environment in the first quarter followed by continued inventory reduction by the mass merchandisers in the second quarter, despite improved retail sales compared to the first quarter.

Domestic sales of Brass Eagle products decreased by 23.4% to $33.3 million (or 87.6% of sales) for the six months ended June 30, 2003 from $43.5 million (or 92.9% of sales) for the six months ended June 30, 2002. International sales increased by 42.4% to $4.7 million (12.4% of sales) for the six months ended June 30, 2003 from $3.3 million (or 7.1% of sales) for the six months ended June 30, 2002. The increase in international sales was primarily due to sales to a new European distributor.

Gross Profit.  Gross profit as a percentage of net sales decreased to 34.4% for the six months ended June 30, 2003, compared to 38.3% for the six months ended June 30, 2002. The decrease was due primarily to reduced pricing, sales mix and additional costs of airfreight to expedite product sourced in Asia in order to meet customer needs.

Operating Expenses.  Operating expenses increased 1.7% to $11.9 million in the six months ended June 30, 2003, compared to $11.7 million in the six months ended June 30, 2002. As a percentage of net sales, operating expenses were 31.2% for the six months ended June 30, 2003 compared to 25.0% for the six months ended June 30, 2002. The increased percentage is due to most of the period expenses remaining relatively constant while sales declined and an overall increase in certain variable expense categories including freight, shipping expenses, commissions, insurance resulting from a shift in distribution channel mix and issues associated with the implementation of new planning software.

Operating Income.  Operating income decreased by 80.6% to $1.2 million in the six months ended June 30, 2003, compared to $6.2 million in the six months ended June 30, 2002. The decrease was primarily due to lower gross profit margins and increased operating expenses.

Interest.  Brass Eagle recorded net interest expense of $567,000 for the six months ended June 30, 2003, compared to $735,000 for the six months ended June 30, 2003. The decrease in net interest expense was due to a reduction in the amount borrowed, as well as lower interest rates.

Income Tax Rate.  Brass Eagle's effective federal and state income tax rate was 37.7% for the six months ended June 30, 2003 and 37.7% for the six months ended June 30, 2002.

Liquidity and Capital Resources

At June 30, 2003, Brass Eagle had working capital of $25.5 million. Brass Eagle entered into a $40.0 million Senior Credit Facility with Bank of America on June 30, 2000. On December 31, 2001 and July 31, 2003, this Credit Facility was modified to adjust certain restrictive covenants. On September 10, 2002, this Credit Facility was modified to adjust the availability under the revolving line of credit to $12.5 million with a seasonal increase to $17.5 million from October 15 to January 15 and adjust certain restrictive covenants. Brass Eagle is currently in compliance with all restrictive covenants of the Credit Facility.

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

Net cash provided by operating activities for the six months ended June 30, 2003 was $5.3 million, consisting primarily of net income of $406,000, depreciation and amortization expense of $1.5 million, plus a net decrease in accounts receivable of $2.1 million, an increase in accounts payable and accrued expenses of $1.1 million, an increase in prepaid expenses of $132,000, an increase in inventory of $413,000 and a decrease in deferred taxes of $462,000.

Net cash used in investing activities was $1.4 million for the six months ended June 30, 2003, which was for purchases of land, property and equipment.

Net cash used in financing activities was $4.0 million in the six months ended June 30, 2003, due to the reduction of long-term debt of $3.2 million and net payments on the line of credit of $0.5 million, purchase of treasury stock of $370,000, issuance of stock of $27,000 and exercise of stock options of $27,000.

Brass Eagle has the following contractual obligations as of June 30, 2003 that can impact its liquidity:

Contractual Obligations (In thousands)	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-Term Debt	$ 11,400	$ 5,800	$ 5,600	$ 0	$ 0
Line of Credit *	$ 3,800	$ 3,800	$ 0	$ 0	$ 0
Operating Leases	$ 2,702	$ 972	$ 1,171	$ 559	$ 0
Total Contractual Cash Obligations	$ 17,902	$ 10,572	$ 6,771	$ 559	$ 0
	======	========	========	========	======

Amount of Commitment Expiration Per Period
Other Commercial Commitments (In thousands)	Total Amounts Committed	Less Than 1 Year	1-3 Years	4-5 Years	Over 5 Years
Line of Credit *	$ 12,500	$ 0	$ 12,500	$ 0	$ 0
Standby Letters of Credit	$ 0	$ 0	$ 0	$ 0	$ 0
	_________	__________	__________	_________	__________
Total Commercial Commitments	$ 12,500	$ 0	$ 12,500	$ 0	$ 0
	========	========	========	========	=========
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

The following table provides information on Brass Eagle's fixed maturity investments as of June 30, 2003 that are sensitive to changes in interest rates. The table also presents the debt upon which an interest rate swap agreement was entered. Since the interest rate swap effectively fixes the interest rate on the notional amount of debt, changes in interest rates have no current effect on the interest expense recorded by Brass Eagle on the portion of the debt covered by the interest rate swap.

Liability	Amount	Maturity Date
Variable rate debt	$ 11.4 million	June 30, 2005
Interest rate swap notional amount (Amount included in $11.4 million)	$ 11.4 million	August 29, 2003

ITEM 4:  CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer evaluated the Company's disclosure controls and procedures as of June 30, 2003. They have concluded that the effectiveness of the Company's disclosure controls and procedures are appropriate.

The Chief Executive Officer and Chief Financial Officer of Brass Eagle have communicated to the Auditors and the Audit Committee, in writing effective June 30, 2003, the following:

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

R. P. Scherer Technologies Inc. has filed a lawsuit against Brass Eagle in the United States District Court, Western District of Arkansas alleging patent infringement and trade dress infringement, relating to Brass Eagle's manufacture of paintballs. Brass Eagle was served on January 3, 2003. The lawsuit relates to the method of manufacturing the paintballs and their outward appearance. The lawsuit seeks an injunction, and a royalty for past sales using the process. The court held in favor of Brass Eagle in a recent preliminary injunction hearing. Brass Eagle believes this case will be resolved without a material adverse effect on Brass Eagle's business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  On May 13, 2003 Brass Eagle held its Sixth Annual Meeting of Stockholders in Bentonville, Arkansas, for the purposes of electing six members of the Board of Directors.

(b) - (c)  The following table sets forth the directors elected at such meeting and the number of votes for and withheld for each director:

Directors	For	Withheld
E. Lynn Scott	6,606,771	52,950
Anthony J. Dowd	6,560,371	99,350
H. Gregory Wold	6,618,171	41,550
Robert P. Sarrazin	6,594,471	65,250
C. Miles Schmidt, Jr.	6,640,971	18,750
Richard W. Hanselman	6,640,871	18,850

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     The following exhibits are filed with this Report:

(a)  Exhibits

Exhibit
Number	Description of Document

10

Fifth Amendment to Credit Agreement, dated as of July 31, 2003 by and among Brass Eagle Inc., Brass Eagle Mississippi, LLC, JT USA LLC,
Bank of America, N. A., as administrative agent, and the lenders thereto

11	Statement of Computation of Earnings Per Share
99 (i)	Certification of the Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
99 (ii)	Certification of the Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

______________________________________________________________________________

(b)  Reports on Form 8-K:

Brass Eagle filed two Current Reports on Form 8-K during the 2nd quarter of 2003. A Form 8-K was filed on April 22, 2003 regarding a press release Brass Eagle Inc. issued on April 15, 2003 pre-announcing First Quarter Sales and Earnings. Another Form 8-K was filed on May 7, 2003 regarding a press release Brass Eagle Inc. issued on May 6, 2003 announcing First Quarter Sales and Earnings.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Brass Eagle Inc.

Date: August 7, 2003	By: /s/ J. R. Brian Hanna
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

Date: August 7, 2003	By: /s/ E. Lynn Scott
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

Date: August 7, 2003	By: /s/ J. R. Brian Hanna
J. R. Brian Hanna
Vice President-Finance and Chief Financial Officer and Treasurer

EXHIBIT INDEX

    The following exhibits are filed with this Report:

NUMBER	DESCRIPTION OF DOCUMENT

10

Fifth Amendment to Credit Agreement, dated as of July 31, 2003 by and among Brass Eagle Inc., Brass Eagle Mississippi, LLC, JT USA LLC,
Bank of America, N. A., as administrative agent, and the lenders thereto

11	Statement of Computation of Earnings Per Share
99 (i)	Certification of the Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
99 (ii)	Certification of the Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

Exhibit 10

FIFTH AMENDMENT TO CREDIT AGREEMENT

        This FIFTH AMENDMENT TO CREDIT AGREEMENT (this "Amendment") dated as of July 31, 2003, among BRASS EAGLE INC., a Delaware corporation, BRASS EAGLE MISSISSIPPI, LLC, JT USA, LLC, formerly known as JT USA, Inc. (collectively, the "Borrowers") and BANK OF AMERICA, N.A., a national banking association, as Administrative Agent ("Agent"), and the Lenders thereto (Agent and Lenders collectively the "Lenders").

WITNESSETH:

        WHEREAS, the parties entered into a Credit Agreement dated as of June 30, 2000 (the "Original Loan Agreement"), as amended on February 1, 2001 (the "First Amendment"), May 31, 2001 (the "Second Amendment"), December 31, 2001 (the "Third Amendment"), September 10, 2002 (the "Fourth Amendment") and as further amended by this Amendment and as may hereafter be amended from time to time, pursuant to which Lenders have made available to Borrowers (1) a revolving credit facility in the maximum aggregate principal amount of Twelve Million Five Hundred Thousand Dollars ($12,500,000), with a seasonal increase to Seventeen Million Five Hundred Thousand Dollars ($17,500,000), (2) an A Term Loan Commitment in the maximum principal amount of Twenty-Eight Million ($28,000,000), and (3) a B Term Loan Commitment in the maximum amount of Two Million Dollars ($2,000,000) (the Original Loan Agreement, as amended by the First Amendment, the Second Amendment, the Third Amendment, the Fourth Amendment and further amended by this Amendment is referred to herein as the "Loan Agreement");

        WHEREAS, Borrowers have requested modifications regarding the Fixed Charge Coverage Ratio; and

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

        SECTION 2.  Amendments to Loan Agreement. Subject to the conditions set forth in Section 4 hereof, the Loan Agreement is hereby amended as follows, effective as of the date hereof:

                At Section 7.15 of the Loan Agreement, Fixed Charge Coverage Ratios, replace said section in its entirety with the following:

        Section 7.15  Fixed Charge Coverage Ratios

Effective June 30, 2003, the Borrowers will not permit the Fixed Charge Coverage Ratio as of the end of any fiscal quarter during any period set forth below to be less than the ratio set forth below with respect to such period:

Period	Ratio
Period ending June 30, 2003 through period ending September 30, 2003 September 30, 2003	1.00:1.00
Period ending December 31, 2003 and thereafter	1.10:1.00

        SECTION 3.  Amendment Fee. The Borrowers, on behalf of the Loan Parties, agree to pay Administrative Agent, on behalf of the Lenders, a fee related to this Amendment of $15,000.00 (the "Amendment Fee"). The Amendment Fee shall be due upon the effectiveness of this Amendment.

        SECTION 4. Effectiveness. The effectiveness of this Amendment is subject to the satisfaction and occurrence of the following conditions precedent:

        4.1   The Agent shall have received executed counterparts of the following documents:

        (a)  this Amendment; and

        (b)  such other documents and certificates as Agent shall require.

         4.2  The Agent shall have received a copy of resolutions of the Board of Directors of Borrowers authorizing the execution of this Fifth Amendment and the related documents.

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

        IN WITNESS WHEREOF, the parties hereto have caused this Fifth Amendment to Credit Agreement to be executed by their respective authorized officers as of the day and year first above written.

BRASS EAGLE INC.
By: /s/ J. R. Brian Hanna
Name: J. R. Brian Hanna
Title: Vice President-Finance and Chief Financial Officer and Treasurer

Address: 1201 S.E. 30th Street
Bentonville, Arkansas 72712
JT USA LLC (formerly, JT USA, Inc.)
By: /s/ John D. Flynn
Name: John D. Flynn
Title: Vice President - General Counsel & Secretary

Address: 515 Otay Valley Drive
Chula Vista, California 91911

BRASS EAGLE MISSISSIPPI, LLC
By: /s/ John D. Flynn
Name: John D. Flynn
Title: Vice President - General Counsel & Secretary

Address: 1201 S.E. 30th Street
Bentonville, Arkansas 72712

ADMINISTRATIVE AGENT:	LENDERS:

BANK OF AMERICA, N. A.,	BANK OF AMERICAN, N. A.,
As Administrative Agent	as a Lender and as a
Swingline Lender

By: /s/ David A. Johnanson	By: /s/ Keith M. Schmelder
Name: David A. Johanson	Name: Keith M. Schmelder
Title: Vice President	Title: Senior Vice President

SUNTRUST BANK
as a Lender
By: /s/ Leonard L. McKinnon
Name: Leonard L. McKinnon
Title: Director

Exhibit 11

STATEMENT OF COMPUTATION OF EARNINGS PER SHARE
(In thousands except share and per share data)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2003	2002	2003	2002
Basic Net Income Per Share
Net income available to common
stockholders	$ 632	$ 2,369	$ 406	$ 3,458
	=========	=========	========	========
Weighted average common shares
Outstanding	7,344,004	7,150,744	7,325,835	7,149,674
	=========	=========	========	========
Basic net income per share	$ 0.09	$ 0.33	$ 0.06	$ 0.48
	=========	=========	========	========

Diluted Net Income Per Share
Net income available to common
stockholders	$ 632	$ 2,369	$ 406	$ 3,458
	=========	=========	========	========
Pro forma basic weighted average
common shares outstanding	7,344,004	7,150,744	7,325,835	7,149,674
Add dilutive effect of stock
Options	234,352	390,537	254,695	386,932
Weighted average dilutive
common shares outstanding	7,578,356	7,541,281	7,580,530	7,536,606
	=========	=========	========	========
Diluted net income per share	$ 0.08	$ 0.31	$ 0.05	$ 0.46
	=========	=========	========	========

Exhibit 99(i)

CERTIFICATION

Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

     I certify that, to the best of my knowledge, the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (the "10-Q") of Brass Eagle Inc. (the "Company") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and that the information contained in the 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods covered by the 10-Q.

Brass Eagle Inc.

Date: August 7, 2003	By: /s/ E. Lynn Scott
E. Lynn Scott
President, Chief Executive Officer and Director

Exhibit 99(ii)

CERTIFICATION

Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

     I certify that, to the best of my knowledge, the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (the "10-Q") of Brass Eagle Inc. (the "Company") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and that the information contained in the 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods covered by the 10-Q.

Brass Eagle Inc.

Date: August 7, 2003	By: /s/ J. R. Brian Hanna
J. R. Brian Hanna
Vice President-Finance and Chief Financial Officer and Treasurer