Form 10-Q
period 2003-09-30
BRASS EAGLE INC
filed 2003-11-10
CIK 1046112

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

/X/            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2003.

OR

/  /           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For The Transition Period From ____ To ____.

Commission File Number 0-23385

BRASS EAGLE INC.
(Exact name of registrant as specified in its charter)

Delaware	71-0578572
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

1201 S. E. 30th St., Bentonville, Arkansas 72712
(Address of principal executive offices) (zip code)

479-464-8700
(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes                                      No___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes_______                             No       X

The number of shares of the Registrant's Common Stock, $0.01 par value, outstanding as of October 17, 2003 was 7,490,439.

BRASS EAGLE INC.

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2003
INDEX

Part I:	Financial Information
Item1.	Financial Statements

Independent Accountants' Report

Condensed Consolidated Balance Sheets as of September 30, 2003
(unaudited) and December 31, 2002 (unaudited)

Condensed Consolidated Statements of Operations for the Three and
Nine Months ended September 30, 2003 (unaudited) and September 30, 2002
(unaudited)

Condensed Consolidated Statements of Comprehensive Income for the
Three and Nine Months Ended September 30, 2003 (unaudited) and September 30,
2002 (unaudited)

Condensed Consolidated Statements of Cash Flows for the Nine
Months ended September 30, 2003 (unaudited) and September 30, 2002
(unaudited)

Notes to Condensed Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and
Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II:	Other Information

Item 6.	Exhibits and Reports on Form 8-K

Signatures

PART I:    FINANCIAL INFORMATION
Item 1. - Financial Statements

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Shareholders
Brass Eagle Inc.
Bentonville, Arkansas

We have reviewed the condensed consolidated balance sheet of Brass Eagle Inc. as of September 30, 2003 and the related condensed consolidated statements of operations and comprehensive income for the three month and nine month periods ended September 30, 2003 and 2002, and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

Crowe Chizek and Company LLC

Oak Brook, Illinois
October 17, 2003

BRASS EAGLE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except share data)
	SEPTEMBER 30,	DECEMBER 31,
	2003	2002
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$ 171	$ 365
Accounts receivable - less allowance
for doubtful accounts of $510 in 2003 and $2,175
in 2002	22,775	27,215
Inventories	25,405	19,095
Prepaid expenses and other current assets	613	834
Deferred taxes	1,956	2,598
Total current assets	50,920	50,107
Property, plant and equipment, net	15,670	15,949
Other assets
Other assets	809	579
Goodwill	32,284	32,284
	$ 99,683	$ 98,919
	==============	=============
Liabilities and stockholders' equity
Current liabilities
Revolving credit facility	$ 1,800	$ 4,300
Accounts payable	12,294	4,755
Accrued expenses	5,309	7,336
Current maturities of long-term debt	5,600	6,207
Total current liabilities	25,003	22,598
Long-term debt, less current maturities	4,200	8,400
Deferred income taxes	2,913	2,638
Other liabilities	754	936
Stockholders' equity
Common stock, $.01 par value, 10,000,000 shares
authorized, 7,706,934 issued and 7,488,954
outstanding in 2003; 7,461,511 issued and
7,303,261 outstanding in 2002	77	75
Additional paid-in capital	27,283	26,405
Accumulated other comprehensive loss	0	(321)
Retained earnings	40,729	38,985
Treasury stock 217,980 shares at cost 2003, 158,250 shares at cost 2002	(1,276)	(797)
	66,813	64,347
	$ 99,683	$ 98,919
	==============	=============
See accompanying notes to condensed consolidated financial statements.

BRASS EAGLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except share and per share data)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2003	2002	2003	2002
	(unaudited)		(unaudited)

Net sales	$ 24,631	$ 21,887	$ 62,670	$ 68,711
Cost of sales	16,043	13,455	41,008	42,344
Gross profit	8,588	8,432	21,662	26,367

Operating expenses	6,192	5,805	18,047	17,524
Operating income	2,396	2,627	3,615	8,843

Minority interest	0	6	0	75
Interest income (expense)	(237)	(371)	(804)	(1,106)

Income before income taxes	2,159	2,262	2,811	7,812

Provision for income taxes	821	724	1,067	2,816

Net income	$ 1,338	$ 1,538	$ 1,744	$ 4,996
	===========	=========	==========	=========
Net income per share:
Basic	$ 0.18	$ 0.21	$ 0.24	$ 0.70
Diluted	0.18	0.21	0.23	0.67

Weighted average shares outstanding:
Basic	7,488,612	7,182,342	7,380,625	7,160,659
Diluted	7,546,418	7,478,702	7,567,391	7,472,201

See accompanying notes to condensed consolidated financial statements.

BRASS EAGLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2003	2002	2003	2002
	(unaudited)		(unaudited)
Net income	$ 1,338	$ 1,538	$ 1,744	$ 4,996
Other comprehensive income :
Gain on derivative, net of tax	83	37	321	116
Comprehensive income	$ 1,421	$ 1,575	$ 2,065	$ 5,112
	==========	=========	=========	=======

See accompanying notes to condensed consolidated financial statements.

BRASS EAGLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(In thousands)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2003	2002
	(Unaudited)
Cash flows from operating activities
Net income	$ 1,744	$ 4,996
Adjustments to reconcile net income to net cash from operating activities
Deferred income taxes	720	395
Deferred compensation	44	31
Depreciation and amortization	2,195	2,083
Provision for doubtful accounts	120	161
Minority interest	0	(75)
Stock compensation expense	79	30
(Gain) / Loss on disposition of equipment	26	(2)
Changes in assets and liabilities
Accounts receivable	4,320	9,353
Inventories	(6,310)	(8,424)
Prepaid expenses and other assets	162	389
Accounts payable and accrued expenses	6,150	1,865
Net cash from operating activities	9,250	10,802
Cash flows from investing activities
Purchases of property and equipment	(1,821)	(1,407)
Proceeds on sale of equipment	0	7
Net cash from investing activities	(1,821)	(1,400)
Cash flows from financing activities
Bank loan fees	0	(22)
Payments on long-term debt	(4,807)	(4,806)
Net payments on line of credit	(2,500)	(3,800)
Purchase of treasury stock	(370)	(406)
Issuance of stock	27	0
Exercise of stock options	27	0
Net cash from financing activities	(7,623)	(9,034)
Net change in cash	(194)	368
Cash at beginning of period	365	9
Cash at end of period	$ 171	$ 377
	===========	==========
Supplemental disclosures of cash flow information
Cash paid during the period:
Taxes	$ 237	$ 2,105
Interest	860	1,176

See accompanying notes to condensed consolidated financial statements.

BRASS EAGLE INC.

Notes to Condensed Consolidated Financial Statements
(All information for the three and nine month periods ended September 30, 2003 and 2002 is unaudited)

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

Interim Results:  The accompanying condensed consolidated financial statements are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the results of the interim periods. The results of operations for the three month and nine month periods ended September 30, 2003 and 2002 are not necessarily indicative of the results expected for the full calendar year. Because all of the disclosures required by accounting principles generally accepted in the United States of America are not included, these interim statements should be read in conjunction with the financial statements and notes thereto contained in Brass Eagle's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

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

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002	2003	2002

Net income as reported	$ 1,338	$ 1,538	$ 1,744	$ 4,996

Pro forma stock-based compensation expense, net of related tax effects	$ 34	$ 73	$ 115	$ 219

Pro forma net income	$ 1,304	$ 1,465	$ 1,629	$ 4,777

Basic earnings per share as reported	$ 0.18	$ 0.21	$ 0.24	$ 0.70
Pro forma basic earnings per share	$ 0.17	$ 0.20	$ 0.22	$ 0.67
Diluted earnings per share as reported	$ 0.18	$ 0.21	$ 0.23	$ 0.67
Pro forma diluted earnings per share	$ 0.17	$ 0.20	$ 0.22	$ 0.65

Product Warranty Reserves. The Company warrants that its marker products are sold free of defect and accepts returns of defective, non-performing products. At the time of sale, the Company records a liability for the cost of future estimated returns of product. The estimates are developed based on historical warranty claim experience. The Company's warranty reserves at September 30, 2003 and December 31, 2002 were $2.0 million and $2.4 million respectively. The activity during the nine months ended September 30, 2003 consisted of current period warranty expense related to 2003 sales of $2.6 million and write offs of $3.0 million.

NOTE 2 - INVENTORIES

Inventories consist of the following components (in thousands):

	September 30,	December 31,
	2003	2002

Finished goods	$ 20,846	$ 15,989
Raw materials	4,559	3,106
Total Inventory	$ 25,405	$ 19,095
	=============	==========

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

During fiscal 2000, Brass Eagle entered into an interest rate swap arrangement, which is a derivative financial instrument, with a bank. The purpose of the interest rate swap arrangement is to reduce exposure to interest rate fluctuations by effectively fixing the interest rate on part of the borrowings under Brass Eagle's term debt. The term of the hedge was through August 29, 2003 and was not renewed upon expiration. For the nine months ended September 30, 2003, Brass Eagle recorded a gain to comprehensive income of $321,000, net of income taxes of $197,000. For the nine months ended September 30, 2002, Brass Eagle recorded a gain of $116,000 to comprehensive income, net of taxes of $89,000.

NOTE 4 - CREDIT FACILITY & LONG-TERM DEBT BORROWINGS

The Senior Credit Facility, dated June 30, 2000 and modified on February 1, 2001, December 31, 2001, September 10, 2002 and July 31, 2003, is comprised of a $12.5 million revolving credit facility with a seasonal increase to $17.5 million ($1.8 million outstanding at September 30, 2003), a $2.0 million term loan and a $28.0 million term loan used for the acquisition of substantially all the assets of JT USA, L.P. The funds available under the revolving credit facility are limited to eligible accounts receivable and inventory, as defined, up to a maximum of $12.5 million (with a seasonal increase to $17.5 million from October 15 to January 15). The credit facility is secured by all tangible and intangible assets of Brass Eagle, exclusive of its investment in Challenge Park Xtreme, LLC. Brass Eagle may borrow up to 70% of the eligible accounts receivable balance.

The $28.0 million term loan requires quarterly principal payments of $1.4 million and matures in June 2005 ($9.8 million outstanding as of September 30, 2003). The $2.0 million term loan requires quarterly principal payments of $0.2 million and matured in September 2003 ($0 outstanding as of September 30, 2003).

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

NOTE 5- GOODWILL

Brass Eagle adopted FAS 142, "Goodwill and Other Intangible Assets", on January 1, 2002. This statement resulted in the cessation of goodwill amortization. Goodwill is subject to at least an annual assessment of impairment. As of September 30, 2003, Brass Eagle had goodwill (net of amortization) of $32.3 million

NOTE 6 - DEFERRED COMPENSATION

In November 2001, Brass Eagle established a non-qualified Deferred Compensation Plan which is exempt from certain restrictions imposed by the Internal Revenue Code on 401(k) plans. Participation in the Deferred Compensation Plan is limited to select management of the company. Participants may contribute up to 100 percent of their gross pay, including bonuses. Brass Eagle will match half of each participant's contribution up to 10 percent of the respective individual's compensation. Assets are held in individual accounts for each participant and earn a rate of return based on participant-selected investment options. The amounts deposited in the plan by the participants are unsecured liabilities of Brass Eagle.

Brass Eagle purchased company-owned life insurance policies insuring the lives of the group of participants to finance the plan.

The cash surrender value of life insurance at September 30, 2003 was $655,000. Brass Eagle's contribution for the nine months ended September 30, 2003 was $87,000. The liability for deferred compensation at September 30, 2003 was $754,000.

NOTE 7 - SUBSEQUENT EVENT

Brass Eagle entered into an Agreement on October 22, 2003 to merge the Company with K2 Inc. of Carlsbad, California in an all stock transaction. The Agreement contemplates an exchange offer of K2 common shares for common shares of Brass Eagle followed by a merger. Brass Eagle Shareholders will receive 0.6036 shares of K2 stock for each share of Brass Eagle common stock. The Board of Directors of Brass Eagle recommends that shareholders accept the offer, and tender their shares to K2. The merger may be finalized as soon as December, 2003.

ITEM 2. -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements for the three months and nine months ended September 30, 2003 and September 30, 2002 and the Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

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
(11)    Shipment delays,
(12)    Competitive pricing pressures,
(13)    Increased operating expenses, and
(14)    Brass Eagle's ability to satisfy consumer preferences, enhance existing products, develop and introduce new products, and achieve market acceptance of such products.

RESULTS OF OPERATIONS

The following table sets forth operations data as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	65.1%	61.5%	65.4%	61.6%
Gross profit	34.9%	38.5%	34.6%	38.4%
Operating expenses	25.2%	26.5%	28.8%	25.5%
Operating income	9.7%	12.0%	5.8%	12.9%
Net income	5.4%	7.0%	2.8%	7.3%

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

Net Sales.  Net sales increased by 12.3% to $24.6 million for the three months ended September 30, 2003, compared to $21.9 million for the three months ended September 30, 2002. The increase in net sales was primarily due to the increase in sales to mass merchandisers due to improved retail sales.

Domestic sales of Brass Eagle products increased by 11.5% to $22.3 million (or 90.7% of sales) for the three months ended September 30, 2003 from $20.0 million (or 91.3% of sales) for the three months ended September 30, 2002. International sales increased by 21.1% to $2.3 million (9.3% of sales) for the three months ended September 30, 2003 from $1.9 million (or 8.7% of sales) for the three months ended September 30, 2002. The increase in international sales was primarily due to sales made to a new European distributor as part of Brass Eagle's continued focus on growing international business.

Gross Profit.  Gross profit as a percentage of net sales decreased to 34.9% for the three months ended September 30, 2003, compared to 38.5% for the three months ended September 30, 2002. The decrease was due primarily to reduced pricing, sales mix and additional costs of air freight to expedite product sourced in Asia in order to meet customer needs.

Operating Expenses.  Operating expenses increased 6.9% to $6.2 million in the three months ended September 30, 2003, compared to $5.8 million in the three months ended September 30, 2002. As a percentage of net sales, operating expenses were 25.2% for the three months ended September 30, 2003 compared to 26.5% for the three months ended September 30, 2002. The decreased percentage is due primarily to reduced incentive compensation offset by increased variable expense categories including freight, commissions and insurance resulting from a shift in distribution channel mix from mass merchandisers to sporting goods channel.

Operating Income.  Operating income decreased by 7.7% to $2.4 million in the three months ended September 30, 2003, compared to $2.6 million in the three months ended September 30, 2002. The decrease was primarily due to lower gross profit margins.

Interest.  Brass Eagle recorded net interest expense of $237,000 for the three months ended September 30, 2003, compared to $371,000 for the three months ended September 30, 2002. The decrease in net interest expense was due to reduction in the amount borrowed, as well as lower interest rates.

Income Tax Rate.  Brass Eagle's effective federal and state income tax rate was 38.0% for the three months ended September 30, 2003 but 32.0% for the three months ended September 30, 2002. The lower 2002 income tax rate was due to the reversal of certain state tax liability accruals no longer deemed necessary at that time.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

Net Sales.  Net sales decreased by 8.7% to $62.7 million for the first nine months of 2003, compared to $68.7 million for the first nine months of 2002. The decrease in net sales was primarily due to a soft retail environment in the first quarter followed by continued inventory reduction by the mass merchandisers in the second quarter. This was offset, in part, by an improvement in retail sales in the third quarter of 2003.

Domestic sales of Brass Eagle products decreased by 12.4% to $55.6 million (or 88.7% of sales) for the nine months ended September 30, 2003 from $63.5 million (or 92.4% of sales) for the nine months ended September 30, 2002. International sales increased by 36.5% to $7.1 million (11.3% of sales) for the nine months ended September 30, 2003 from $5.2 million (or 7.6% of sales) for the nine months ended September 30, 2002. The increase in international sales was primarily due to sales to a new European distributor.

Gross Profit.  Gross profit as a percentage of net sales decreased to 34.6% for the nine months ended September 30, 2003, compared to 38.4% for the nine months ended September 30, 2002. The decrease was due primarily to discounts offered on certain slower moving products to reduce inventories, other price reductions, sales mix and air freight expenses incurred to expedite the arrival of product sourced in Asia.

Operating Expenses.  Operating expenses increased 2.9% to $18.0 million in the nine months ended September 30, 2003, compared to $17.5 million in the nine months ended September 30, 2002. As a percentage of net sales, operating expenses were 28.8% for the nine months ended September 30, 2003 compared to 25.5% for the nine months ended September 30, 2002. The increased percentage is due to most of the period expenses remaining relatively constant while sales declined together with an overall increase in certain variable expense categories including freight, shipping expenses and co-op advertising resulting from a shift in distribution channel mix from mass merchandisers to sporting goods channel and issues associated with the implementation of new planning software.

Operating Income.  Operating income decreased by 64.1% to $2.8 million in the nine months ended September 30, 2003, compared to $7.8 million in the nine months ended September 30, 2002. The decrease was primarily due to lower revenue and gross profit margins combined with increased operating expenses.

Interest.  Brass Eagle recorded net interest expense of $804,000 for the nine months ended September 30, 2003, compared to $1.1 million for the nine months ended September 30, 2003. The decrease in net interest expense was due to a reduction in the amount borrowed, as well as lower interest rates.

Income Tax Rate.  Brass Eagle's effective federal and state income tax rate was 38.0% for the nine months ended September 30, 2003 and 36.0% for the nine months ended September 30, 2002. The lower 2002 income tax rate was due to the reversal of certain state tax liability accruals no longer deemed necessary.

Liquidity and Capital Resources

At September 30, 2003, Brass Eagle had working capital of $25.9 million. Brass Eagle entered into a $40.0 million Senior Credit Facility with Bank of America on June 30, 2000. On December 31, 2001 and July 31, 2003, this Credit Facility was modified to adjust certain restrictive covenants. On September 10, 2002, this Credit Facility was modified to adjust the availability under the revolving line of credit to $12.5 million with a seasonal increase to $17.5 million from October 15 to January 15 and to adjust certain restrictive covenants. Brass Eagle is currently in compliance with all restrictive covenants of the Credit Facility.

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

Net cash provided by operating activities for the nine months ended September 30, 2003 was $9.3 million, consisting primarily of net income of $1.7 million, depreciation and amortization expense of $2.2 million, plus a net decrease in accounts receivable of $4.3 million, an increase in accounts payable and accrued expenses of $6.2 million, a decrease in prepaid expenses of $162,000, an increase in inventory of $6.3 million and a decrease in deferred taxes of $720,000.

Net cash used in investing activities was $1.8 million for the nine months ended September 30, 2003, which was for purchases of land, property and equipment.

Net cash used in financing activities was $7.6 million in the nine months ended September 30, 2003, due to the reduction of long-term debt of $4.8 million and net payments on the line of credit of $2.5 million, purchase of treasury stock of $370,000, issuance of stock of $27,000 and exercise of stock options of $27,000

Brass Eagle has the following contractual obligations as of September 30, 2003 that can impact its liquidity:

Contractual Obligations (In thousands)	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-Term Debt	$ 9,800	$ 5,600	$ 4,200	$ 0	$ 0
Line of Credit *	$ 1,800	$ 1,800	$ 0	$ 0	$ 0
Operating Leases	$ 2,453	$ 942	$ 1,040	$ 471	$ 0
Total Contractual Cash Obligations	$ 14,053	$ 8,342	$ 5,240	$ 471	$ 0
	========	==========	=========	=========	======

Amount of Commitment Expiration Per Period
Other Commercial Commitments (In thousands)	Total Amounts Committed	Less Than 1 Year	1-3 Years	4-5 Years	Over 5 Years
Line of Credit *	$ 12,500	$ 0	$ 12,500	$ 0	$ 0
Standby Letters of Credit	$ 0	$ 0	$ 0	$ 0	$ 0
	_________	__________	__________	_________	__________
Total Commercial Commitments	$ 12,500	$ 0	$ 12,500	$ 0	$ 0
	========	========	========	========	=========
* Brass Eagle has a seasonal increase in the line of credit to $17.5 million from October 15 to
January 15.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Brass Eagle is exposed to market risk from changes in interest rates.

The following table provides information on Brass Eagle's fixed maturity investments as of September 30, 2003 that are sensitive to changes in interest rates.

Liability	Amount	Maturity Date
Variable rate debt	$ 9.8 million	June 30, 2005

ITEM 4:  CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer evaluated the Company's disclosure controls and procedures as of September 30, 2003. They have concluded that the effectiveness of the Company's disclosure controls and procedures are appropriate.

The Chief Executive Officer and Chief Financial Officer of Brass Eagle have communicated to the Auditors and the Audit Committee, in writing effective September 30, 2003, the following:

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

PART II: OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     The following exhibits are filed with this Report:

(a)  Exhibits

Exhibit
Number	Description of Document

11	Statement of Computation of Earnings Per Share
31 (i)	Certification of the Principal Executive Officer pursuant to Rule 13a - 14 (a) under the Securities Exchange Act of 1934
31 (ii)	Certification of the Principal Financial Officer pursuant to Rule 13a - 14 (a) under the Securities Exchange Act of 1934
32 (i)	Certification of the Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
32 (ii)	Certification of the Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

______________________________________________________________________________

(b)  Reports on Form 8-K:

Brass Eagle filed one Current Report on Form 8-K during the 3rd quarter of 2003. A Form 8-K was filed on August 6, 2003 regarding a press release Brass Eagle Inc. issued on August 5, 2003 announcing Second Quarter Sales and Earnings.

Brass Eagle filed a Current Report on Form 8-K on October 23, 2003 regarding a press release Brass Eagle Inc. issued on October 22, 2003 announcing that it executed an Agreement and Plan of Merger and Reorganization with K2 Inc. and Cabe Acquisition Sub, Inc. and announcing the Third Quarter Sales and Earnings.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Brass Eagle Inc.

Date: November 7, 2003	By: /s/ J. R. Brian Hanna
J. R. Brian Hanna
Vice President-Finance and Chief Financial Officer and Treasurer
(on behalf of the Registrant and as the Registrant's Principal Financial and Accounting Officer)

EXHIBIT INDEX

    The following exhibits are filed with this Report:

NUMBER	DESCRIPTION OF DOCUMENT

11	Statement of Computation of Earnings Per Share
31 (i)	Certification of the Principal Executive Officer pursuant to Rule 13a - 14 (a) under the Securities Exchange Act of 1934
31 (ii)	Certification of the Principal Financial Officer pursuant to Rule 13a - 14 (a) under the Securities Exchange Act of 1934
32 (i)	Certification of the Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
32 (ii)	Certification of the Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

BRASS EAGLE INC.

Exhibit 11

STATEMENT OF COMPUTATION OF EARNINGS PER SHARE
(In thousands except share and per share data)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2003	2002	2003	2002
Basic Net Income Per Share
Net income available to common
stockholders	$ 1,338	$ 1,538	$ 1,744	$ 4,996
	=========	=========	========	========
Weighted average common shares
Outstanding	7,488,612	7,182,342	7,380,625	7,160,659
	=========	=========	========	========
Basic net income per share	$ 0.18	$ 0.21	$ 0.24	$ 0.70
	=========	=========	========	========

Diluted Net Income Per Share
Net income available to common
stockholders	$ 1,338	$ 1,538	$ 1,744	$ 4,996
	=========	=========	========	========
Pro forma basic weighted average
common shares outstanding	7,488,612	7,182,342	7,380,625	7,160,659
Add dilutive effect of stock
Options	57,806	296,360	186,766	311,542
Weighted average dilutive
common shares outstanding	7,546,418	7,478,702	7,567,391	7,472,201
	=========	=========	========	========
Diluted net income per share	$ 0.18	$ 0.21	$ 0.23	$ 0.67
	=========	=========	========	========

BRASS EAGLE INC.

Exhibit 31 (i)

CERTIFICATION
Pursuant to Rule 13a - 14(a) under the Securities Exchange Act of 1934

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

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (e) and 15d-15 (e) for the registrant and we have:

(a)     designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)     evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

(c)      disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a)     all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) any fraud, whether or not material, that involves management or others employees who have a significant role in the registrant's internal control over financial reporting; and

Date: November 7, 2003	By: /s/ E. Lynn Scott
E. Lynn Scott
President, Chief Executive Officer and Director

BRASS EAGLE INC.

Exhibit 31 (ii)

CERTIFICATION OF THE PRINCIPAL FINANCIAL OFFICER

Pursuant to Rule 13a - 14(a) under the Securities Exchange Act of 1934

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

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (e) and 15d-15 (e) for the registrant and we have:

(a)     designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)     evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

(c)      disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a)     all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) any fraud, whether or not material, that involves management or others employees who have a significant role in the registrant's internal control over financial reporting; and

Date: November 7,2003	By: /s/ J. R. Brian Hanna
J. R. Brian Hanna
Vice President-Finance and Chief Financial Officer and Treasurer

BRASS EAGLE INC.

Exhibit 32(i)

CERTIFICATION

Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

     I certify that, to the best of my knowledge, the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 (the "10-Q") of Brass Eagle Inc. (the "Company") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and that the information contained in the 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods covered by the 10-Q.

Brass Eagle Inc.

Date: November 7, 2003	By: /s/ E. Lynn Scott
E. Lynn Scott
President, Chief Executive Officer and Director

BRASS EAGLE INC.

Exhibit 32(ii)

CERTIFICATION

Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

     I certify that, to the best of my knowledge, the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 (the "10-Q") of Brass Eagle Inc. (the "Company") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and that the information contained in the 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods covered by the 10-Q.

Brass Eagle Inc.

Date: November 7, 2003	By: /s/ J. R. Brian Hanna
J. R. Brian Hanna
Vice President-Finance and Chief Financial Officer and Treasurer